Form 10-Q
period 2021-03-31
KeyStar Corp.
filed 2021-05-07
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-252983

KeyStar Corp.

(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9620 Las Vegas Blvd. S STE E4-98, Las Vegas, NV 89118

(Address of principal executive offices and Zip Code)

(702) 800-2511

(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   No ☒

As of the April 30, 2021, there were outstanding 29,000,000 shares of the issuer’s common stock, par value $0.0001 per share. There were also outstanding 2,000,000 Series A Preferred Shares of the issuers preferred stock, par value $0.0001 per share.

KeyStar Corp.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X 8-03 Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending June 30, 2021.

KEYSTAR CORP.

BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$62,114	$37,918
Inventory, net	10,722	45,122
Prepaid expenses	-	468
Total current assets	72,836	83,508

Other assets:
Security deposit	1,523	-
Total other assets	1,523	-

Total assets	$74,359	$83,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,004	$4,572
Accounts payable and accrued expenses - related party	22,635	26,529
Notes payable - related party	65,000	35,000
Convertible debt - related party	10,000	10,000
Total current liabilities	99,639	76,101

Total liabilities	99,639	76,101

Commitments and contingencies - See Note 7

Stockholders' equity (deficit):
Preferred stock, series A, $0.0001 par value, 25,000,000 shares authorized 2,000,000 and 2,000,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	200	200
Common stock, $0.0001 par value, 475,000,000 shares authorized 29,000,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	2,900	2,900
Additional paid-in capital	13,400	13,400
Stock subscriptions receivable	-	(1,500)
Accumulated deficit	(41,780)	(7,593)

Total stockholders' equity (deficit)	(25,280)	7,407

Total liabilities and stockholders' equity (deficit)	$74,359	$83,508

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2021	For the Nine Months Ended March 31, 2021

Revenue	$14,263	$40,375

Cost of goods sold	12,038	40,136

Gross profit	2,225	239

Operating expenses:
General and administrative	3,000	29,893
Selling expenses	-	407

Total operating expenses	3,000	30,300

Other expense:
Interest expense - related party	(1,849)	(4,126)

Total other expense	(1,849)	(4,126)

Net loss	$(2,624)	$(34,187)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	29,000,000	29,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred Shares $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, June 30, 2020	2,000,000	$200	29,000,000	$2,900	$13,400	$(1,500)	$(7,593)	$7,407

Cash received in satisfaction for stock subscriptions receivable	-	-	-	-	-	1,500	-	1,500

Net loss for the period	-	-	-	-	-	-	(17,997)	(17,997)

Balance, September 30, 2020	2,000,000	200	29,000,000	2,900	13,400	-	(25,590)	(9,090)

Net loss for the period	-	-	-	-	-	-	(13,566)	(13,566)

Balance, December 31, 2020	2,000,000	200	29,000,000	2,900	13,400	-	(39,156)	(22,656)

Net loss for the period	-	-	-	-	-	-	(2,624)	(2,624)

Balance, March 31, 2021	2,000,000	$200	29,000,000	$2,900	$13,400	$-	$(41,780)	$(25,280)

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

STATEMENT OF CASH FLOWS

(unaudited)

For the Nine Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,187)
Adjustments to reconcile to net loss to net cash provided by operating activities:
Expenses paid on behalf of the company by related party	2,218

Changes in operating assets and liabilities:
Inventory	34,400
Prepaid expenses	(1,055)
Accounts payable and accrued expenses	(2,568)
Accounts payable and accrued expenses - related party	4,126

Net cash provided by operating activities	2,934

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash from investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	30,000
Repayment of amounts due to related party	(10,238)
Cash received in satisfaction of stock subscriptions receivable	1,500

Net cash provided by financing activities	21,262

NET CHANGE IN CASH	24,196

CASH AT BEGINNING OF PERIOD	37,918

CASH AT END OF PERIOD	$62,114

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form S-1 for the year ended June 30, 2020. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the nine months period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. The condensed balance sheet at June 30, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going Concern

As of March 31, 2021, the Company has a cumulative deficit of $41,780 and working capital deficit of $26,803. The Company had a net loss of $34,187 for the nine months ended March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of the filing date, the Coronavirus (“COVID-19”) has caused significant volatility in global markets, including the market price of our inventory. The demand for our products and services has fluctuated and the ability of our customers to make payments for the products and services they purchased has been impacted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

Inventory

The value of the Company’s inventory was $10,722 and $45,122 as of March 31, 2021 and June 30, 2020, respectively. Inventory is carried at the lower of cost and estimated net realizable value, with cost being determined using the first-in, first-out (FIFO) method. The Company establishes reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and estimated net realizable value of the inventory based on estimated reserve percentage, which considers historical usage, known trends, inventory age and market conditions. When the Company dispose of excess and obsolete inventories, the related disposals are charged against the inventory reserve. See Note 3 for additional information.

Lease Commitments

The Company has no lease commitments. The Company leases a storage facility with terms of month to month for its products.

Fair Value of Financial Instruments

The Company recognized the fair value of financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets and liabilities in active markets;

Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Cash reported on the balance sheet are estimated by management to approximate fair market value due to their short-term nature.

The Company has had no transfers between levels of its assets or liabilities as of March 31, 2021.

Revenue Recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which consists of five steps to evaluating contracts with customers for revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

The Company provides quality merchandise through our online store in the United States of America. Due to the COVID-19 pandemic, the Company is focusing on providing disposable face masks and KN-95 face masks at an affordable price. The customers order and pay the products through our online store, when the Company confirms the order and payment, the Company delivers the product through common carriers, at which point the Company recognizes the revenue, as this is when our performance obligation is satisfied. The Company records actual sales returns when the customers return the products. The transaction price has not been affected by returns as the Company has not had significant returns.

As the date of filing, the Company has not recognized any convention services revenue.

For the three and nine months ended March 31, 2021, the Company recognized $14,263 and $40,375 in revenue, respectively.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s consolidated balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

Earnings per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. As of March 31, 2021, there were 210,000,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU2016-13”). ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting based on historical experience, current condition, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. ASU 2016-13 became effective for the company in July 2020.  Upon adoption, there was no material impact to the financial statements.

Stock Based Compensation:  In June 2018, FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share Based Payment Accounting. The amendments in this Update expand the scope of stock compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance in this Update does not apply to transactions involving equity instruments granted to a lender or investor that provides financing to the issuer. The guidance is effective for fiscal years beginning after December 31, 2018 including interim periods within the fiscal year. The Company adopted with an effective date of inception.  Upon adoption, there was no material impact to the financial statements.

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has not issued any stock options or vested and non-vested stock grants to directors since inception.

Debt with Conversion and Other Options:  In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed financial statements.

NOTE 3 - INVENTORY

The value of inventory was $10,722 and $45,122 as of March 31, 2021 and June 30, 2020, respectively, and consists of 100% of finished goods.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory on estimated reserve percentage, which consider historical usage, known trends, inventory age and market conditions. As of March 31, 2021 and June 30, 2020, inventory reserve was $1,892 and $6,446, respectively.

	March 31, 2021	June 30, 2020
Disposable Face Masks	$5,160	$39,334
Disinfectant Wipes	-	151
KN-95 Face Masks	7,454	12,083
Total inventory	12,614	51,568

Less: inventory reserve	(1,892)	(6,446)
Inventory, net	$10,722	$45,122

NOTE 4 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with a related party for cash proceeds of $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of March 31, 2021, the principal balance is $35,000 and accrued interest is $3,241. The interest expense for nine months ended March 31, 2021 was $1,603.

On December 30, 2020, the Company executed a promissory note with a related party for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of March 31, 2021, the principal balance is $30,000 and accrued interest is $748.

NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

On April 20, 2020, the Company executed a convertible promissory note with a related party for cash proceeds of $10,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. This note is convertible at $0.001 per common share and can be converted by Notice of Conversion. As of March 31, 2021, the principal balance is $10,000 and accrued interest is $945. The interest expense for the nine months ended March 31, 2021 was $751.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock. The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

Preferred Stock

The Company has 2,000,000 and 2,000,000 shares of its $0.0001 par value preferred stock issued and outstanding as of March 31, 2021 and June 30, 2020, respectively.

During the nine months ended March 31, 2021, there was no preferred stock issued.

Common Stock

The Company has 29,000,000 and 29,000,000 shares of its $0.0001 par value common stock issued and outstanding as of March 31, 2021 and June 30, 2020, respectively.

On September 8, 2020, the Company received $1,500 from a related party for stock subscription receivable. As of March 31, 2021, the balance of stock subscription receivable was $0.

During the nine months ended March 31, 2021, there was no common stock issued.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company did not have any known commitments or contingencies.

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available of when an event occurs requiring a change.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of March 31, 2020 and June 30, 2020, the Company owes $22,635 and $26,529, respectively, to the Company’s officers, for the funding of its current operating expenses. The amount owed is unsecured, non-interest bearing, and due on demand.

During the nine months period ended March 31, 2021, the Company officer paid $2,218 of expenses on behalf of the Company and demanded repayment of $10,238.

The Company has two notes payable and a convertible note payable with the related party, see Note 4 and 5 for further discussion on accrued notes interest and accrued convertible note interest.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements, except as noted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Keystar Corp. is a start-up company that was formed on April 16, 2020. Our business has two major segments: e-commerce and convention services.

We offer quality merchandise through our online store on both the retail and wholesale level in the United States. Currently, due to the global Covid pandemic, the focus is on providing much needed 3-ply and KN95 masks at affordable rates. Through our extensive network of manufacturers and suppliers in China, we believe we can add a variety of products to our customers, including electronics and accessories, home and kitchen, apparel and accessories, seasonal products, and any in-demand merchandise.

Keystar Corp. also offers convention services, which connect US buyers to Chinese manufacturers. This service has become an invaluable need. Due to the COVID-19 pandemic, the traditional in person conventions have been paused or postponed worldwide. Both buyer and seller are eager to connect as markets open from shutdowns. Regional chamber of commerce and industry associations in China are also actively organizing online conventions. Our job is to bridge the gap and introduce these online conventions to potential buyers, and then resume services for traditional convention once shutdowns have eased. For online conventions, we plan to bill manufacturers for each potential buyer we introduce or for each virtual meeting we have scheduled. Currently this is still an ongoing project. We do not know if or when we will start to generate revenue.

Being a start-up company, we have limited revenues and have limited operating history. To the present, we have engaged in formation activities, raised initial capital, positioning our company to commence operations, completing our online ecommerce website, and obtaining an audit of our financials to raise money through a registered offering of shares.

We are online based company with no demand of physical storefront location. The website for our retail ecommerce operations is https://www.keystarshop.com/. The information on our website is not made a part of this Prospectus. We have a mailbox service @ 9620 Las Vegas Blvd S., E4-98, Las Vegas, NV 89123. Our phone number: 702-800-2511.

COVID-19

As of the filing date, the Coronavirus (“COVID-19”) has caused significant volatility in global markets, including the market price of our inventory. The demand for our products and services has fluctuated and the ability of our customers to make payments for the products and services they purchased has been impacted.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations for the Three and Nine Months Ended March 31, 2021

We generated revenue of $14,263 and $40,375 for the three and nine months ended March 31, 2021, respectively. Our gross profits after cost of goods and inventory reserve were $2,225 and $239 for the three and nine months ended March 31, 2021, respectively. Our gross profits were small for the periods discussed above as a result of the high cost of PPE products and courier pricing, as well as inventory reserve per U.S. GAAP guidance, due to our promoting products at significantly discounted prices. Pricing for masks and courier services has since improved, and we have ended our aggressive promotions. We hope that our gross revenues will increase with time but there is no assurance that we will be able to absorb our cost of goods and sell our products at price points that will create margins to keep us in business.

We incurred operating expenses of $3,000 and $30,300 for the three and nine months ended March 31, 2021, respectively. Our operating expenses consisted of general and administrative expenses and selling expenses.

We incurred interest expenses of $1,849 and $4,126 for the three and nine months ended March 31, 2021, respectively.

We expect to incur more operating expenses for the balance of the year as a result of implementing our business plan and costs and fees associated with becoming a reporting company with the SEC.

We had a net loss of $2,624 and $34,187 for the three and nine months ended March 31, 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $83,508 and total current liabilities of $76,101. We had working capital of $7,407 as of June 30, 2020.

As of March 31, 2021, we had total current assets of $72,836 and total current liabilities of $99,639. We had a working capital deficit of $26,803 as of March 31, 2021.

Operating activities provided $2,934 for the nine months ended March 31, 2021.  Our positive operating cash flow is largely the result of a $34,400 increase in inventory and $4,126 change in related party’s accrued expenses, offset by our net loss for the period.

Financing activities provided $21,262 in cash for the nine months ended March 31, 2021. Our positive financing cash flow is the result of $30,000 in proceeds from notes payable and cash for stock subscriptions, offset by $10,238 in repayments to amounts due to related parties.

We were incorporated on April 16, 2020. Our operations, to date, have been devoted primarily to startup, development activities, preparing our ecommerce site, establishing vendors for our products, collecting inventory, selling products and other activities. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from this offering or find alternate forms of financing, which we do not have in place at this time.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

As of March 31, 2021, the Company has a cumulative deficit of $41,780 and a working capital deficit of $26,803. The Company had a net loss of $34,187 for the nine months ended March 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of the filing date, the Coronavirus has caused significant volatility in global markets, including the market price of our inventory. The demand for our products and services has fluctuated and the ability of our customers to make payments for the products and services they purchased has been impacted.

Off-Balance Sheet Arrangements

As of March 31, 2021, there were no off balance sheet arrangements.

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The Company’s address for service of process in Nevada is Business Filings, Incorporated located at 311 S. Division Street, Carson City, Nevada 89703.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On April 16, 2020 we issued 29,000,000 shares of our common stock and 2,000,000 shares of our Series A Convertible Preferred Stock to our officers and directors at $0.001 for $31,000 in total proceeds.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Use of Proceeds

On April 2, 2021, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 2,000,000 shares of our common stock at a purchase price of $.05 per share. The SEC assigned that registration statement file no. 333-252983.

The offering of the securities registered by that registration statement has commenced as of April 5, 2021 and is ongoing.  There has been no material change in the planned use of proceeds from the public offering as described in the Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2021.

KeyStar Corp.
(Registrant)

Signature	Title	Date

/s/ Steven Lane	Chief Executive Officer, Secretary,	May 7, 2021
Steven Lane	Principal Executive Officer and Director

/s/ Zixiao Chen	Chief Financial Officer,	May 7, 2021
Zixiao Chen	Treasurer, Principal Financial Officer, Principal Accounting Officer and Director