Form 10-K
period 2021-06-30
KeyStar Corp.
filed 2021-09-28
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56290

KeyStar Corp.
(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9620 Las Vegas Blvd. S STE E4-98 Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (702) 800-2511

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value of $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 29,800,000 common shares as of September 27, 2021.

ii

iii

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 1. Business

Overview

Keystar Corp. was formed on April 16, 2020. Our business has two major segments: e-commerce and convention services.

We offer quality merchandise through our online store on both the retail and wholesale level in the United States. Currently, due to the global Coronavirus (“COVID-19”) pandemic, the focus is on providing much needed 3-ply and KN95 masks at affordable rates. Through our extensive network of manufacturers and suppliers in China, we believe we can add a variety of products to our customers, including electronics and accessories, home and kitchen, apparel and accessories, seasonal products, and any in-demand merchandise.

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

We are an online based company with no demand of a physical storefront location. The website for our retail ecommerce operations is https://www.keystarshop.com/. The information on our website is not made a part of this Annual Report. We have a mailbox service at 9620 Las Vegas Blvd S., E4-98, Las Vegas, NV 89123. Our phone number is: 702-800-2511.

COVID-19

As of the filing date, the COVID-19 has caused significant volatility in global markets, including the market price of our inventory. The demand for our products and services has fluctuated and the ability of our customers to make payments for the products and services they purchased has been impacted.

Suppliers and Distribution

At the early stage of the COVID-19 pandemic, the PPE supply faced extreme shortages and inflated prices, from raw materials to finished products. The needed PPE equipment was not only difficult to obtain, but also difficult to purchase as a result of increased and fluctuating pricing from the influx in demand from existing suppliers and distributors in the market, along with new entrants. There were frequent changes in agreement terms as fraudulent buyers were weeded out of the market.

Despite the volatility in the PPE market, through years of trade show experiences and the network of Chinese manufacturers known to our management, we were able to get in touch with some reliable suppliers to start our screening process, as well as place our initial orders. Later on, as more products became available on an international B2B trading platform, we also explored opportunities for new channels to increase our supplier base.

Due to the time sensitivity of these products, the early orders were all through international express mail by air. The courier rates were extremely high for these orders and pricing consistently increased on a weekly basis due to high demand and significantly reduced flights caused by pandemic travel lock-downs. Progressively, we were able to import more PPE products via ocean shipping, a slower but significantly cheaper option.  Once delivered to Las Vegas, the products are stored in a climate-controlled storage unit with 24/7 security service.

We believe our network of PPE product suppliers and the rates we are able to get for our products contributes as a competitive strength in the industry. We plan to continue to expand our network of suppliers and thereby increase our competitive stance.

Marketing

Due to the ongoing COVID-19 pandemic, we were unable to reach potential clients through traditional channels, such as trade shows and regional events. Currently, we mainly focus on digital marketing, which includes emailing potential and existing clients, social media promotions, and social media group advertising. For the local Las Vegas market, we also go door-to-door for B2B clients, mobile advertisements to promote our online store, as well as to maximize the exposure of our products by word-of-mouth through network of families, friends, and business associates.

E-commerce Website

We process all our orders through our online store at www.KeyStarShop.com. Instead of building our e-commerce website from scratch, we decided to use Shopify, a professional and well-integrated system that covers every aspects of our needs, from inventory tracking, payment, shipping, order tracking and reporting, financial reports, SEO, marketing tools and POS systems.  The monthly subscription system enabled us to quickly start the sale of products without heavy upfront investments in both time and funding. It also gave us the flexibility to scale up or expand our wholesaling efforts when needed. Using a hosted method, such as Shopify, has allowed us to free up time, energy and resources leaving the site security and reliability issues to the team at Spotify, while allowing management to focus on the growth of our business.

Competition

Competition in all aspects of the PPE products and business services industry is intense. We will compete against established PPE product companies and outsourced business services companies with name familiarity and greater financial resources. We intend to use our relatively small size to our advantage by focusing on customer service and by deploying unique marketing strategies. A large part of our effort to compete against the other companies in our field will be directed to being recognized in this market of large players and, as a small company, to gain the trust of purchasing decision makers as our potential customers. In an effort to effectively compete, we will focus heavily on providing excellent service to our customers. We also intend to compete by running cutting edge marketing campaigns that use the internet and other technologies to educate the market about our services. Competitors may seek to duplicate the benefits of our marketing efforts and undercut any recognition we seek to gain in the market  However, despite this potentially happening, we believe that it is a worthwhile expenditure and our marketing efforts should expand our reach to new customers and, through the demonstration of our services, we will be able to retain those customers and potentially their referral base to grow our business.

Regulations

Federal, state and international laws and regulations impose a number of requirements and restrictions on our business. There are state and federal consumer protection laws that apply to our customer management services business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information that apply to our business and to our employees’ interactions and communications with others.

For example, the Federal Trade Commission’s Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technologies, which applies to calls to customers. Many states also have telemarketing laws that may apply to our business, even if the call originates from outside the state. Additionally, some of the laws directed toward credit originators, such as the Truth in Lending Act and the Fair Credit Billing Act, can affect our operations because our receivables were originated through credit transactions. These laws, among others, may give consumers a legal cause of action against us or may limit our ability to recover amounts owed with respect to the receivables.

Federal and state regulators are empowered to examine and take enforcement actions for violations of these laws and regulations or for practices, policies or procedures they deem non-compliant, unfair, unsafe or unsound. Moreover, lawsuits may be brought by appropriate regulatory agencies, attorneys general, and private parties for non-compliance with these laws and regulations. Accordingly, a failure to comply with the laws and regulations applicable to our business could have a material adverse effect on us.

New consumer protection and privacy protection laws or regulations are likely to impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts, telephonic sales, internet communications, and other portions of our business. We cannot ensure that some of the receivables were not established as a result of identity theft or unauthorized use of credit and, accordingly, we will not be able to recover the amount of these and other defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. In general, our account purchase contracts allow us to return to the debt seller certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our potential losses on such accounts.

Intellectual Property, Proprietary Rights, Patents and Trademarks

We currently have no patents or trademarks on our brand name and have not and do not intend to seek protection for our brand name or our mobile applications at this time; however, as business develops and operations continue, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and service names, since we have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including our web site design, services, product information, and sales mechanics or to obtain and use information that we regard as proprietary. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company’s proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Employees

As of June 30, 2021, we have a total of 2 employees.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have generated some revenues. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated September 28, 2021 have included a going concern paragraph. We do not have a steady stream of revenues to cover our expenses and we are dependent on outside capital to continue our operations.

We are dependent on outside financing for continuation of our operations.

Because we have only generated some revenue to date and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We anticipate that we must raise the minimum capital of $25,000 to continue operations for the 12-month period and expenses for maintaining a reporting status with the SEC. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. We have not taken any steps to seek additional financing.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

We have recorded a low gross profit as a result of cost of revenues almost as much as revenues as a result of the cost of masks, courier rates and the price point we were able to sell.

We recorded revenue of $47,172 and recorded a small gross profit of 3,240, for the year ended June 30, 2021. We spent $43,932 in cost of revenues for the year ended June 30, 2021. Our small gross profit number was caused by high costs for masks from vendors and high courier rates. In addition, instead of spending money on advertisement, we decided to give direct discounts on products to promote our business and masks. Some of the products were promoted at significantly below our cost, which lead to write down of inventory value as well as gross profit per U.S. GAAP guidance. As a result, we have recorded small gross profit and gross loss in our financial statements.

Pricing for masks has since improved, and we hope that our gross revenues will increase with time but there is no assurance that we will be able to absorb our cost of goods and sell our products at price points that will create margins to keep us in business. Without financing, we are currently unable to sustain on our own revenues. We must improve our margins or we will go out of business.

COVID-19 has been an obstacle in our convention services business, and continued shutdowns will continue to frustrate our business plan

With traditional conventions largely unavailable due to COVID-19 restrictions, our business in this industry has been effectively put on halt. There has been a push by governments and trade groups to make conventions virtual with online conventions and we are pursuing that end of the business, but we are new to that developing industry, as are other more financially resourceful players. We have limited resources and we are forced to use those scarce resources to uphold both the convention side and the ecommerce side of our business. We may not be able to compete in the online convention business.

If the COVID-19 restrictions remain in place, we may not be able to benefit from the traditional convention side of our business, where our officers and directors have the most experience and contacts in the industry. Any continued shutdowns will place our convention coordination services at bay and our ability to fully implement our business plan will be frustrated.

We have an ecommerce website and have made some sales. However, without traditional conventions, our marketing has been limited. Continued shutdowns will have a negative impact on our ability to conduct marketing at conventions where we have the most exposure to potential customers.

In the event that we are unable to successfully compete in the e-commerce and convention industries, we may not be able to achieve profitable operations.

We face substantial competition in the industries we engage in. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our products will outperform competing products or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

•Lower than projected revenues;

•Price reductions and lower profit margins;

•The inability to develop and maintain our products with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

If the market for e-commerce and conventions does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to sustain or grow our revenues.

We hope to achieve revenues from sales of our products. We cannot accurately predict, however, future growth rates or the size of the market for our products in the United States and other markets we engage in. Demand for our products may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our products in the market depends on a number of factors, such as:

•the cost, performance and appearance of our products and products offered by our competitors;

•public perceptions regarding our products and the effectiveness and value of our products;

•customer satisfaction with our products; and

•marketing efforts and publicity regarding the needs for our product and the public demand for our product.

Even if our product gain wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. If our products do not achieve wide market acceptance, we may not be able to achieve our anticipated level of growth, we may not achieve revenues and results of operations would suffer.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales will decrease, and our business may fail.

We believe our success depends in substantial part on our ability to offer our services that reflect current needs and anticipate, gauge and react to changing consumer demands in a timely manner. Our business is vulnerable to changes in consumer preferences. Currently, we are focused on PPE products because we see an opportunity to enter that market. We will endeavor to seek out opportunities other products to add to our e-commerce site. We will attempt to reduce the risks of changing demands and product acceptance in part by devoting a portion of our available products and designs to standard products that are not significantly modified from year to year. Nevertheless, if we misjudge consumer needs for our products, our ability to generate sales could be impaired resulting in the failure of our business. There are no assurances that our future products will be successful, and in that regard, any unsuccessful products could also adversely affect our business.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs, and divert the attention of our personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

Like other retailers of personal care products, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

We may be subjected to various product liability claims. In addition, we may be forced to defend lawsuits. We cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on the business. Moreover, we may not have adequate resources in the event of a successful claim against us. The successful assertion of product liability claim against us could result in potentially significant monetary damages.

We may also be exposed to claims relating to product advertising or product quality. People may purchase our products expecting certain physical results. If they do not perceive expected results to occur, certain individuals or groups of individuals may seek monetary retribution.

If we do not effectively implement measures to sell our products, we may not achieve sustained revenues and you will lose your entire investment.

We plan to sell our products through our website. We had originally designed to sell our products at trade shows and events, where our officers and directors have experience. However, due to the COVID-19 pandemic, the availability of trade shows and events has been limited by government shut downs.  As a result, we chose to sell our products on our website.  If the pandemic eases, and restrictions are lifted, we may consider other avenues to sell our products.  Our sales and marketing efforts through our website may not achieve intended results and therefore may not generate the revenue we hope to achieve. There can be no assurance that our focus or our plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

Our business may be harmed by fraudulent activities.

As an e-commerce business, we may receive in the future, communications from customers due to purported fraudulent activities, including fraudulent activities on our websites such as fraudulent credit card transactions. Negative publicity generated as a result of fraudulent conduct by third parties could damage our reputation and diminish the value of our brand name. Fraudulent activities could also subject us to losses and could lead to scrutiny from lawmakers and regulators regarding the operation of our businesses, including the operation of our websites. We expect to continue to receive requests from customers for reimbursement due to purportedly fraudulent activities or threats of legal action against us if no reimbursement is made.

The security risks of e-commerce may discourage customers from purchasing products, services or solutions from us.

In order for the e-commerce market to be successful, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our websites and choose not to purchase from our websites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of Internet usage and e-commerce.

Breaches of data security could significantly impact our business and expose us to material costs and liability.

Data security laws are becoming more widespread and burdensome and increasingly require notification of affected individuals and, in some instances, regulators. Moreover, third parties are engaging in increased cyber-attacks and other data theft efforts, and individuals are increasingly subjected to theft of identity, medical or credit card or other financial account information. In addition to risks we face from cyber-attacks or data theft efforts directly targeted at our systems, we offer our products, services and solutions to companies, such as healthcare or financial institutions, under contracts which may expose us to significant liabilities for data breaches or losses which could arise out of or result from products, services or solutions we may sell to these institutions. There is a risk that we may fail to prevent such data theft or data breaches and that our customers or others may assert claims against us as a result. In addition, the FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber-attacks or other breaches in data security, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability could decrease our profitability and materially adversely affect our financial condition.

We do not have long-term supply agreements or guaranteed price or delivery arrangements with our vendors.

In most cases we have no guaranteed price or delivery arrangements with our suppliers. As a result, we have experienced and may in the future experience inventory shortages on certain products. Furthermore, our industry occasionally experiences significant product supply shortages and customer order backlogs due to the inability of certain manufacturers to supply certain products as needed. We cannot assure you that suppliers will maintain an adequate supply of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms or at all. Additionally, we cannot assure you that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our vendors, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

If we fail to accurately predict and manage our inventory risks, our margins may decline as a result of required inventory write downs due to lower prices obtained from older or obsolete products.

We order products from international suppliers. Our products are delivered to Las Vegas, where they are stored in a climate-controlled storage unit with 24/7 security service. There are risks that our facilities are inadequate and may result in inventory damage, theft or otherwise be compromised.  Our existing inventory is subject to obsolescence risks, as well as price erosion risks. These risks are especially significant because many of the products we sell are characterized by rapid technological change, obsolescence and price erosion, and because at times we may stock large quantities of particular types of inventory. There can be no assurance that we will be able to identify and offer products necessary to remain competitive, maintain our margins, or avoid or minimize losses related to excess and obsolete inventory. We currently have limited return rights with respect to products we purchase from some of our suppliers, but these rights vary by product line, are subject to specified conditions and limitations and can be terminated or changed at any time. If any of these risks occur, our financial results will be negatively affected

We rely on independent shipping companies to deliver the products we sell.

We rely upon third party carriers, especially FedEx and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to deliver products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

•reduced visibility of order status and package tracking;

•delays in order processing and product delivery;

•increased cost of delivery, resulting in reduced margins; and

•reduced shipment quality, which may result in damaged products and customer dissatisfaction.

Furthermore, shipping costs represent a significant operational expense for us. Any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the products we plan to sell and thus to the entire business itself. Our officer and director, Steven Lane, and our officer, Zixiao Chen, are extremely instrumental in the viability of our business and our future success. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

A decline in general economic condition could lead to reduced consumer traffic and could negatively impact our business operation and financial condition, which could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits, including chiefly the demand for PPE products and convention services, are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer spending habits could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in the PPE industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We will continue to conduct various marketing and brand promotion activities. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

Because our executive officers own a majority of our outstanding stock, you may not have any influence in the corporate decisions of the company, including the election of directors.

Our current Chief Executive Officer, Steven Lane, through his company Blue Sea Assets, LLC, and our Chief Financial Officer, Zixiao Chen, through her company Topsight Corporation, beneficially own all of our outstanding common stock and Series A Preferred Stock. In particular, Ms. Chen has substantial voting power in the company with 98.4% voting power over all matters that require shareholder approval. Currently, there are 29,800,000 shares of common stock outstanding that entitle the holders to 1 vote per share for a total of 29,800,000 votes. We also have 2,000,000 shares of Series A Preferred Stock outstanding that have the right to vote 100 votes per share for a total of 200,000,000 votes. Thus, there are a total of 229,800,000 total votes available and Ms. Chen controls 226,000,000 votes for 98.4% voting power over the company.

As a result, Ms. Chen has substantial voting power in all matters submitted to our stockholders for approval including:

•Election of our board of directors;

•Removal of any of our directors;

•Amendment of our Certificate of Incorporation or bylaws;

•Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of her ownership and position, Ms. Chen is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by Ms. Chen could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

RISKS RELATED TO OUR SECURITIES

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•technological innovations or new products and services by us or our competitors;

•government regulation of our products and services;

•the establishment of partnerships with other technology companies;

•intellectual property disputes;

•additions or departures of key personnel;

•sales of our common stock

•our ability to integrate operations, technology, products and services;

•our ability to execute our business plan;

•operating results below expectations;

•loss of any strategic relationship;

•industry developments;

•economic and other external factors; and

•period-to-period fluctuations in our financial results.

Because we are a development stage company with nominal revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our shares will be subject to the Penny Stock Reform Act, which will affect your ability to sell your shares in any secondary market, which may develop. If our shares are not listed on a nationally approved exchange or NASDAQ, do not meet certain minimum financing requirements, or have a bid price of at least $5.00 per share, they will likely be defined as a “penny stock”. Broker-dealer practices, in connection with transactions in “penny stocks”, are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

•the delivery of standardized risk disclosure documents;

•the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the customers account;

•written determination that the penny stock is a suitable investment for purchaser;

•written agreement to the transaction from purchaser; and

•a two-business day delay prior to execution of a trade

These disclosure requirements and the wide fluctuations that “penny stocks” often experience in the market may make it difficult for you to sell your shares in any secondary market, which may develop.

Rule 144 sales in the future may have a depressive effect on our stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Item 1B. Unresolved Staff comments

None

Item 2. Properties

Currently, we do not own or lease any real estate. We are online based company with no demand of physical storefront location. The website for our retail ecommerce operations is https://www.keystarshop.com/. The information on our website is not made a part of this Annual Report. We have a mailbox service at 9620 Las Vegas Blvd S., E4-98, Las Vegas, NV 89123. Our phone number: 702-800-2511.

We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

We have no current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “KEYR” on the OTC Markets.

Holders of Our Common Stock

As of September 27, 2021, we had 29,800,000 shares of our common stock issued and outstanding, held by approximately 36 shareholders of record.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.We would not be able to pay our debts as they become due in the usual course of business; or

2.Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any formal equity compensation plans.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Year Ended June 30, 2021

We generated revenue of $47,172 for the year ended June 30, 2021. Our gross profits after cost of goods and inventory reserve were $3,240 and $1,472 for the year ended June 30, 2021. Our gross profits were small for the periods discussed above as a result of the high cost of PPE products and courier pricing, as well as inventory reserve per U.S. GAAP guidance, due to our promoting products at significantly discounted prices. Pricing for masks and courier services has since improved, and we have ended our aggressive promotions. We hope that our gross revenues will increase with time but there is no assurance that we will be able to absorb our cost of goods and sell our products at price points that will create margins to keep us in business.

We incurred operating expenses of $48,883 for the year ended June 30, 2021. Our operating expenses consisted of general and administrative expenses and selling expenses.

We incurred interest expenses of $5,995 for the year ended June 30, 2021.

We expect to incur more operating expenses next year as a result of implementing our business plan and costs and fees associated with becoming a reporting company with the SEC.

We had a net loss of $51,638 for the year ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $107,050 and total current liabilities of $111,327. We had a working capital deficit of $4,277 as of June 30, 2021.

Operating activities used $10,182 for the year ended June 30, 2021.  Our positive operating cash flow is largely the result of a $36,781 increase in inventory and $5,996 change in related party accrued expenses, offset by our net loss for the period.

Financing activities provided $60,829 in cash for the year ended June 30, 2021. Our positive financing cash flow is the result of $39,977 in proceeds from the sale of common stock, $30,000 in proceeds from notes payable and $1,500 cash for stock subscriptions, offset by $10,648 in repayments to amounts due to related parties.

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

Going Concern

As of June 30, 2021, the Company has a cumulative deficit of $59,231 and a working capital deficit of $4,277. The Company had a net loss of $51,639 for the year ended June 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and 2020, there were no off balance sheet arrangements.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging  growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging  growth  company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we  become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by  non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-3	Balance Sheets as of June 30, 2021 and 2020:
F-4	Statements of Operations for the year ended June 30, 2021 and from inception to June 30, 2021;
F-5	Statement of Stockholders’ Deficit for the year ended June 30, 2021 and from inception to June 30, 2021;
F-6	Statements of Cash Flows for the year ended June 30, 2021 and from inception to June 30, 2021; and
F-7	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm;

To the Board of Directors and Shareholders of KeyStar Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KeyStar Corp. (“the Company”) as of June 30, 2021, and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2021 and for the period from April 16, 2020 (inception) to June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and 2020, and the results of its operations and its cash flows for the year ended June 30, 2021, and the period from April 16, 2020 (inception) to June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2020.

Draper, UT

September 28, 2021

KEYSTAR CORP.

BALANCE SHEETS

	June 30, 2021	June 30, 2020

ASSETS

Current assets:
Cash	$88,565	$37,918
Inventory, net	8,341	45,122
Prepaid expenses	10,144	468
Total current assets	107,050	83,508

Other assets:
Security deposit	1,523	-
Total other assets	1,523	-

Total assets	$108,573	$83,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$11,457	$4,572
Accounts payable and accrued expenses - related party	24,870	26,529
Notes payable - related party	65,000	35,000
Convertible debt - related party	10,000	10,000
Total current liabilities	111,327	76,101

Total liabilities	111,327	76,101

Commitments and contingencies - See Note 7

Stockholders’ equity (deficit):
Preferred stock, series A, $0.0001 par value, 25,000,000 shares authorized 2,000,000 and 2,000,000 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	200	200
Common stock, $0.0001 par value, 475,000,000 shares authorized 29,800,000 and 29,000,000 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	2,980	2,900
Additional paid-in capital	53,297	13,400
Stock subscriptions receivable	-	(1,500)
Accumulated deficit	(59,231)	(7,593)

Total stockholders’ equity (deficit)	(2,754)	7,407

Total liabilities and stockholders’ equity (deficit)	$108,573	$83,508

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2021	Inception (April 16, 2020) to June 30, 2020

Revenue	$47,172	$26,871

Cost of goods sold	43,932	24,846

Gross profit	3,240	2,025

Operating expenses:
General and administrative	48,476	7,438
Selling expenses	407	1,372

Total operating expenses	48,883	8,810

Other expense:
Interest expense - related party	(5,995)	(808)

Total other expense	(5,995)	(808)

Net loss	$(51,638)	$(7,593)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	29,127,479	2,847,895

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Shares $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, April 16, 2020	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock	-	-	29,000,000	2,900	11,600	(1,500)	-	13,000

Issuance of preferred stock	2,000,000	200	-	-	1,800	-	-	2,000

Net loss for the year ended	-	-	-	-	-	-	(7,593)	(7,593)

Balance, June 30, 2020	2,000,000	200	29,000,000	2,900	13,400	(1,500)	(7,593)	7,407

Cash received in satisfaction for stock subscriptions receivable	-	-	-	-	-	1,500	-	1,500

Issuance of common stock	-	-	800,000	80	39,897	-	-	39,977

Net loss for the year ended	-	-	-	-	-	-	(51,638)	(51,638)

Balance, June 30, 2021	2,000,000	$200	29,800,000	$2,980	$53,297	$-	$(59,231)	$(2,754)

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2021	Inception (April 16, 2020) to June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,638)	$(7,593)
Adjustments to reconcile to net loss to net cash provided by operating activities:
Expenses paid on behalf of the company by related party	2,992	20,596
Inventory reserve	1,472	6,446

Changes in operating assets and liabilities:
Inventory	35,309	(51,568)
Prepaid expenses	(11,199)	(468)
Accounts payable and accrued expenses	6,885	4,572
Accounts payable and accrued expenses - related party	5,997	5,933

Net cash from operating activities	(10,182)	(22,082)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	30,000	35,000
Proceeds from convertible debt	-	10,000
Proceeds from issuance of common stock	39,977	13,000
Proceeds from issuance of Series A convertible preferred stock	-	2,000
Repayment of amounts due to related party	(10,648)	-
Cash received in satisfaction of stock subscriptions receivable	1,500	-

Net cash from financing activities	60,829	60,000

NET CHANGE IN CASH	50,647	37,918

CASH AT BEGINNING OF PERIOD	37,918	-

CASH AT END OF PERIOD	$88,565	$37,918

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for subscriptions payable	$-	$1,500

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021 and 2020

NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements presented in this report are of KeyStar Corp. The Company maintains its accounting records on accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The financial statement presents the Balance Sheet, Statement of Operations, Stockholders’ Equity and Cash Flows of the Company. These financial statements are presented in United States dollars. The accompanying financial statements have been prepared in accordance with U.S. GAAP.

Organization

The Company was incorporated on April 16, 2020 under the laws of the State of Nevada, as KeyStar Corp.

Nature of Operations

The Company sells KN95 facemasks, disposable facemasks and disinfectant wipes through an online store in the United States of America.

The Company is planning to offer convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, the traditional conventions have been postponed in the United States of America. As such, the Company is trying to bridge the gap and introduce the online conventions to potential buyers.

Year End

The Company’s year-end is June 30.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $59,231 as of June 30, 2021. The Company had net loss of $51,638 and negative cash flows of $10,182 from operations for the year ended June 30, 2021. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing notes and continuing to have related party pay for company expenses. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventory is carried at the lower of cost and estimated net realizable value, with cost being determined using the first-in, first-out (FIFO) method. The Company establishes reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and estimated net realizable value of the inventory based on estimated reserve percentage, which considers historical usage, known trends, inventory age and market conditions. When the Company disposes excess and obsolete inventories, the related disposals are charged against the inventory reserve. See Note 2 for additional information.

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

Cash reported on the balance sheet is estimated by management to approximate fair market value due to their short-term nature.

The Company has had no transfers between levels of its assets or liabilities as of June 30, 2021.

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

Revenue recognition occurs at the time we satisfy a performance obligation to our customers, when control transfers to customers upon shipment, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

The Company provides quality merchandise through our online store in the United States of America. Due to COVID-19 pandemic, the Company is focusing on providing disposable face masks and KN-95 face masks at affordable price. The customers order and pay the products through our online store, when the Company confirms the order and payment, the Company delivers the product through common carriers, at which point the Company recognizes the revenue, as this is when our performance obligation is satisfied. The Company records actual sales returns when the customers return the products. The transaction price has not been affected by returns based on the Company not having significant returns.

As the date of filing, the Company has not recognized any convention services revenue.

For the years ended June 30, 2021 and 2020, the Company recognized $47,172 and $26,871 in revenue, respectively.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheet in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

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

Earnings per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of June 30, 2021, there were 211,195,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - INVENTORY

As of June 30, 2021 and 2020, the value of inventory was $8,341 and $45,122, respectively.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory on estimated reserve percentage, which consider historical usage, known trends, inventory age and market conditions. As of June 30, 2021 and 2020, Inventory reserve was $1,472 and $6,446, respectively.

	June 30, 2021	June 30, 2020
Disinfectant Wipes	$-	$151
Disposable Face Masks	3,179	39,334
KN-95 Masks	6,634	12,083
Total Inventory	9,813	51,568
Less: Inventory Reserve	(1,472)	(6,446)
Inventory, net	$8,341	$45,122

NOTE 3 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with a related party for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of June 30, 2021, the principal balance is $35,000 and accrued interest is $4,114. The interest expense for the year ended June 30, 2021 was $3,500.

On December 30, 2020, the Company executed a promissory note with a related party for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of June 30, 2021, the principal balance is $30,000 and accrued interest is $1,496. The interest expense for the year ended June 30, 2021 was $1,496.

NOTE 4 - CONVERTIBLE DEBT - RELATED PARTY

On April 20, 2020, the Company executed a convertible promissory note with a related party for $10,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. This note is convertible at $0.001 per common share and can be converted by Notice of Conversion at the option of the holder. As of June 30, 2021, the principal balance is $10,000 and accrued interest is $1,195. The interest expense for the year ended June 30, 2021 was $1,000.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock. The Series A convertible preferred stock has a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock. The preferred shares authorized was increased during the year.

Preferred Stock

On April 16, 2020, the Company issued 2,000,000 preferred shares to a related party in exchange for cash proceeds of $2,000.

During the year ended June 30, 2021, there were no issuances of preferred stock.

Common Stock

On April 16, 2020, the Company issued 26,000,000 common shares to a related party in exchange for cash proceeds of $13,000.

On May 1, 2020, the Company issued 3,000,000 common shares to a related party in exchange for stock subscriptions receivable of $1,500. The funds were received in 2021.

On May 20, 2021, the Company issued 800,000 common shares to investors for cash of $39,977.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2021 and 2020, the Company did not have any known commitments or contingencies.

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available about an event occurs requiring a change.

NOTE 7 - INCOME TAXES

The provision for income taxes on the statements of operations consists of $0 and $0 for the years ended June 30, 2021 and 2020. Deferred tax assets are comprised of the following at June 30:

	2021	2020
Net operating loss carryforward	$14,539	$1,595
Temporary differences	-	-
Less: Valuation allowance	(14,539)	(1,595)
Deferred tax asset, net	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At June 30, 2021 and 2020, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At June 30, 2021 and 2020, net operating loss carry forwards were approximately $19,921 and $7,593, respectively, for federal tax purposes that expire at various dates through 2040.

Utilization of net operating loss carry forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carry forwards before utilization.

For June 30, 2021, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2020) to income taxes as follows:

	2021	2020
Tax benefit computed at 21%	$-	$-
Change in valuation allowance	14,539	12,944
Change in carryovers and tax attributes	(14,539)	(12,944)
Income tax provision	$-	$-

NOTE 8 - RELATED PARTY TRANSACTIONS

During year ended June 30, 2021, the Company officer paid $2,992 of expenses on behalf of the Company and demanded repayment of $10,648 leaving a balance due to related party of $18,066 as of June 30, 2021.

As of June 30, 2021, the balance of accounts payable and accrued expenses due to a related party was $24,870.

The Company has a note payable and convertible note payable with a related party, see Notes 3 and 4 for further discussion.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, disagreements or reportable events required to be disclosed under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The current executive officers and directors of our company are as follows:

Name	Age	Position	Director/Officer Since
Steven Lane	55	President, Chief Executive Officer, Principal Executive Officer, Secretary and Director	April 16, 2020
Zixiao Chen	40	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer	April 16, 2020

Steven Lane

From Jan 2016 to the present, Mr. Lane has been the director and president of Blue Sea Assets, LLC. From April 2012 to April 2018, he was the director and president of Desert Skyline Resources, LLC.

Mr. Lane has over 30 years of successful business experience across a wide range of industries, including over 6 years of experience in import, export, distribution and tradeshow businesses. He brings a thorough knowledge of all aspects of business operation and administration to KeyStar Corp.

Zixiao Chen

Ms. Chen has 10 years of sales and exhibiting experience at trade shows, conventions and local events. She has over 15 years of experience working with companies of all sizes, and across a wide variety of industries including retail, wholesale and distribution, freight forwarding, casino gaming, hospitality, etc. Ms. Chen has extensive knowledge in business operation and administration, with focus on strategic planning, financial management, sales and marketing, research, performance improvement, and strategic revenue enhancement planning.

From April 2014 to the present, she has been President of Topsight Corporation. From July 2015 to Jan 2020, Ms. Chen was a consultant for Interlink Plus, Inc., either as individual or through her company Topsight Corporation.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Significant Employees

We do not currently have any significant employees aside from our officers and directors.

Involvement in Certain Legal Proceedings

During the past 10 years, other than as set forth below, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

We do not currently have an audit, compensation or nominating committee.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for period from inception to June 30, 2021.

Summary Compensation Table

Name	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Steven Lane	President, Chief Executive Officer, Principal Executive Officer, Secretary and Director	2020 2021	- -	- -	- -	- -	- -	- -	- -	- -
Zixiao Chen	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer	2020 2021	- -	- -	- -	- -	- -	- -	- -	- -

Narrative to Compensation Table

Although we do not currently compensate our officers with any regularity, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards since Inception

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units or Units of Stock that have not Vested (#)	Market Value of Units or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights that have not Vested ($)
Steven Lane	-	-	-	-	-	-	-	-	-
Zixiao Chen	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

We currently have no long-term incentive plans.

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of September 27, 2021 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned(1)	Percent of Class(2)	Number of Shares Owned(1)	Percent of Class(2)
Steven Lane(3)	3,000,000	10.0%	-	-
Zixiao Chen(4)	236,000,000	98.4%	2,000,000	100%
All Directors and Executive Officers as a Group (2 persons)	239,000,000	99.7%	2,000,000	100%
5% Holders
NONE

(1)Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 29,800,000 shares of common stock and 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding as of September 27, 2021.

(3)These shares are held in Blue Sea Assets, LLC in which Mr. Lane has voting and investment control.

(4)All common and Series A Convertible Preferred shares are held in Topsight Corporation in which Ms. Chen has voting and investment control.  The 236,000,000 common shares include 26,000,000 shares of common stock, the right to acquire 200,000,000 shares upon conversion of the 2,000,000 Series A Convertible Preferred Stock and the right to acquire 10,000,000 shares upon conversion of the principal amount under a Demand Convertible Promissory Note dated April 20, 2020 at $0.001 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation paid in the normal course of business to executive officers.

On April 16, 2020, the Company issued 26,000,000 common shares to Zixiao Chen in exchange for cash proceeds of $13,000.

On April 20, 2020, we issued a Demand Convertible Promissory Note in the principal amount of $10,000 to our CFO, Zixiao Chen. The note bears interest at 10% per annum and may convert to common at $0.001 per share.

On May 1, 2020, the Company issued 3,000,000 common shares to Steven Lane in exchange for cash proceeds of $1,500.

During the period April 16 (inception) to June 30, 2020, the Company purchased $7,125 of inventory from Zixiao Chen.

On April 27, 2020, we issued a Demand Promissory Note to Zixiao Chen in the principal amount of $35,000. The note bears interest at 10% per annum.

On December 30, 2020, the Company executed a Demand Promissory Note with Topsight Corporation, a company controlled by Zixiao Chen for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after demand for payment.

As of December 31, 2020 and June 30, 2021, the Company owes $20,429 and $24,870, respectively, to Zixiao Chen for the funding of its current operating expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2021, Ms. Chen paid $2,993 of expenses on behalf of the Company and demanded repayment of $3,523 leaving a balance due to Ms. Chen of $18,066 as of June 30, 2021.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years indicated below:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$7,000	$-	$-	$-
2021	$11,000	$-	$-	$500

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)Exhibits

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation[1]
3.2	Certificate of Amendment[1]
3.3	Bylaws[1]
10.1	Demand Promissory Note dated December 30, 2020[1]
10.2	Demand Promissory Note dated April 27, 2020[2]
10.3	Demand Convertible Promissory Note dated April 20, 2020[2]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Principal Executive Officer
32.2	Rule 1350 Certification of Principal Financial Officer
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

1Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on February 11, 2021.

2Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on March 15, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2021.

KEYSTAR CORP.

By: /s/ Steven Lane

Steven Lane

Chief Executive Officer, Secretary, Principal Executive Officer and Director

By: /s/ Zixiao Chen

Zixiao Chen

Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven Lane

Steven Lane

Chief Executive Officer, Secretary, Principal Executive Officer and Director

September 28, 2021

By: /s/ Zixiao Chen

Zixiao Chen

Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

September 28, 2021