Form 10-Q
period 2021-09-30
KeyStar Corp.
filed 2021-11-15
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,800,000 shares as of November 9, 2021.

KeyStar Corp.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

KEYSTAR CORP.

BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$80,734	$88,565
Inventory, net	3,996	8,341
Prepaid expenses	114	10,144
Total current assets	84,844	107,050

Other assets:
Security deposit	1,523	1,523
Total other assets	1,523	1,523

Total assets	$86,367	$108,573

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$9,128	$$11,457
Accounts payable and accrued expenses - related party	28,670	24,870
Notes payable - related party	65,000	65,000
Convertible debt - related party	10,000	10,000
Total current liabilities	112,798	111,327

Total liabilities	112,798	111,327

Commitments and contingencies - See Note 6

Stockholders' equity (deficit):
Preferred stock, series A, $0.0001 par value, 25,000,000 shares authorized 2,000,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021	200	200
Common stock, $0.0001 par value, 475,000,000 shares authorized 29,800,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021	2,980	2,980
Additional paid-in capital	53,297	53,297
Accumulated deficit	(82,908)	(59,231)

Total stockholders' equity (deficit)	(26,431)	(2,754)

Total liabilities and stockholders' equity (deficit)	$86,367	$108,573

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,
	2021	2020

Revenue	$7,172		$12,244

Cost of goods sold	5,969		21,055

Gross profit	1,203		(8,811)

Operating expenses:
General and administrative	32,990		7,645
Selling expenses	-		407

Total operating expenses	32,990		8,052

Loss from operations	(31,787)		(16,863)

Other income (expense):
Gain on refund	10,000		-
Interest expense - related party	(1,890)		(1,134)

Total other expense	8,110		(1,134)

Net loss	$(23,677)		$(17,997)

Net loss per common share - basic and diluted	$(0.00)	$	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	29,800,000		29,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred Shares $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, June 30, 2021	2,000,000	$200	29,800,000	$2,980	$-	$53,297	$(59,231)	$(2,754)

Net loss for the period	-	-	-	-	-	-	(23,677)	(23,677)

Balance, September 30, 2021	2,000,000	$200	29,800,000	$2,980	$-	$53,297	$(82,908)	$(26,431)

	Preferred Shares $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, June 30, 2020	2,000,000	$200	29,000,000	$2,900	$(1,500)	$13,400	$(7,593)	$7,407

Cash received in satisfaction for stock subscriptions receivable	-	-	-	-	1,500	-	-	1,500

Net loss for the period	-	-	-	-	-	-	(17,997)	(17,997)

Balance, September 30, 2020	2,000,000	$200	29,000,000	$2,900	$-	$13,400	$(25,590)	$(9,090)

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,677)	$(17,997)
Adjustments to reconcile to net loss to net cash used in operating activities:
Expenses paid on behalf of the company by related party	2,903	557
Inventory reserve	-	4,424

Changes in operating assets and liabilities:
Inventory	4,345	16,179
Prepaid expenses	10,030	(1,055)
Accounts payable and accrued expenses	(2,329)	1,648
Accounts payable and accrued expenses - related party	1,890	1,135

Net cash used in operating activities	(6,838)	4,892

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of amounts due to related party	(993)	(9,204)
Cash received in satisfaction of stock subscriptions receivable	-	1,500

Net cash provided by financing activities	(993)	(7,704)

NET CHANGE IN CASH	(7,831)	(2,811)

CASH AT BEGINNING OF PERIOD	88,565	37,918

CASH AT END OF PERIOD	$80,734	$35,107

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KEYSTAR CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended June 30, 2021, filed on September 28, 2021. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.  The condensed balance sheet at September 30, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Organization

The Company was incorporated on April 16, 2020 under the laws of the State of Nevada, as KeyStar Corp.

Nature of Operations

The Company sells KN95 facemasks, disposable facemasks and disinfectant wipes through an online store in the United States of America.

The Company is planning to offer convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, the traditional conventions have been postponed in the United States of America. As such, the Company is trying to bridge the gap and introduce the online conventions to potential buyers. The company had intended, as a result of the pandemic, to focus on virtual convention services. However, as a result of lifted travel restrictions, we have adjusted our convention services from coordinating virtual convention to focus on on-site services. We have launched KeyStarCorp.com to offer booth rental service and are working on securing projects. We plan to continue widen our resources and expand into other aspects of convention and event services.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $82,908 as of September 30, 2021. The Company had a net loss of $23,677 and negative cash flows of $6,838 from operations for the three months ended September 30, 2021. These conditions raise substantial doubt about the entity's ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The Company has had no transfers between levels of its assets or liabilities as of September 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the Company recognized $7,172 and $12,244 in revenue, respectively.

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

Earnings per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2021, there were 211,447,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - INVENTORY

As of September 30, 2021 and June 30, 2021, the value of inventory was $3,996 and $8,341, respectively.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory on estimated reserve percentage, which consider historical usage, known trends, inventory age and market conditions. As of September 30, 2021 and June 30, 2021, Inventory reserve was $705 and $1,472, respectively.

	September 30, 2021	June 30, 2021
Disinfectant Wipes	$-	$-
Disposable Face Masks	177	3,179
KN-95 Face Masks	4,524	6,634
Total inventory	4,701	9,813

Less: inventory reserve	(705)	(1,472)
Inventory, net	$3,996	$8,341

NOTE 3 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with a related party for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of September 30, 2021, the principal balance is $35,000 and accrued interest is $4,996. The interest expense for the three months ended September 30, 2021 was $882.

On December 30, 2020, the Company executed a promissory note with a related party for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of September 30, 2021, the principal balance is $30,000 and accrued interest is $2,252. The interest expense for the three months ended September 30, 2021 was $756.

NOTE 4 - CONVERTIBLE DEBT - RELATED PARTY

On April 20, 2020, the Company executed a convertible promissory note with a related party for $10,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. This note is convertible at $0.001 per common share and can be converted by Notice of Conversion at the option of the holder. As of September 30, 2021, the principal balance is $10,000 and accrued interest is $1,447. The interest expense for the three months ended September 30, 2021 was $252.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock. The Series A convertible preferred stock has a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock. The preferred shares authorized was increased during the prior year.

Preferred Stock

During the three months ended September 30, 2021, there were no issuances of preferred stock.

Common Stock

During the three months ended September 30, 2021, there were no issuances of common stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company did not have any known commitments or contingencies.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2021, the Company officer paid $2,903 of expenses on behalf of the Company and demanded repayment of $993 leaving a balance due to related party of $19,976 as of September 30, 2021.

As of September 30, 2021, the balance of accounts payable and accrued expenses due to a related party was $28,670.

The Company has a note payable and convertible note payable with a related party, see Notes 3 and 4 for further discussion.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Keystar Corp. is a start-up company that was formed on April 16, 2020. Our business has two major segments: e-commerce and convention services.

First, we offer quality merchandise through our online store on both the retail and wholesale level in the United States. Currently, due to the global Covid pandemic, the focus has been on providing much needed 3-ply and KN95 masks at affordable rates. Through our extensive network of manufacturers and suppliers in China, we also had plans to offer a variety of products to our customers, including electronics and accessories, home and kitchen, apparel and accessories, seasonal products, and any in-demand merchandise.

Second, Keystar Corp. planned to offer convention services, which would connect US buyers to Chinese manufacturers. Due to the Covid pandemic, however, the traditional in person conventions have been paused or postponed worldwide. We had hoped that we could coordinate virtual convention services to bridge the gap and introduce these online conventions to potential buyers, and then resume services for traditional convention once shutdowns have eased. Despite our efforts to get this side of the business moving, we have not been successful at coordinating these events. The company had intended, as a result of the pandemic, to focus on virtual convention services. However, as a result of lifted travel restrictions, we have adjusted our convention services from coordinating virtual convention to focus on on-site services. We have launched KeyStarCorp.com to offer booth rental service and are working on securing projects. We plan to continue widen our resources and expand into other aspects of convention and event services.

Being a start-up company, we have limited revenues and have limited operating history. To the present, we have engaged in formation activities, raised initial capital, positioning our company to commence operations, completing our online ecommerce website, and obtaining an audit of our financials to raise money through a registered offering of shares.

Despite our best efforts, we have not achieved the level of success desired with our e-commerce side of the business or the convention side of the business.

On the e-commerce side, our PPE sales have not been significant enough to achieve a steady level of increased revenues and profitability. In addition, the global pandemic has impacted international trade in both goods and services. The disturbance in supply chain, logistic and labor market have drove the cost of goods and freight to surge abnormally, accompany with unpredictable shortage on supply and delay in logistic. On the other hand, along with the recovering of the international trade, the costs are expecting to drop, thus, lowered retail price and crushed profit margin on existing inventories that were purchased at higher costs. For these reasons, we have not been expanding product category or inventories base, and will reconsider when the trade normalcy is restored or opportunity presents.

On the convention side, the white house lifted COVID-19 travel restrictions for fully vaccinated international visitors, starting Nov 8, 2021. With this change, we have adjusted our convention services from coordinating virtual convention to focus on on-site services. We have launched KeyStarCorp.com to offers booth rental service and are working on securing projects. We plan to continue widen our resources and expand into other aspects of convention and event services.

However, we cannot guarantee the success of this plan. Even if we can execute our plan successfully, due to the nature of convention and event planning, it might take months before we begin to see significant outcomes, in terms of revenue. As a result of our current predicament, we may have to seek out other business opportunities that provide a better return to our investors.

We are online based company with no demand of physical storefront location. The website for our retail ecommerce operations is https://www.keystarshop.com/. The information on our website is not made a part of this Quarterly Report. We have a mailbox service @ 9620 Las Vegas Blvd S., E4-98, Las Vegas, NV 89123. Our phone number: 702-800-2511.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

We generated $7,172 and $12,244 in revenues for the three months ended September 30, 2021 and 2020, respectively. Our gross profit (loss) after payment for cost of goods and inventory reserve was $1,203 and $(8,811) for the three months ended September 30, 2021 and 2020, respectively. Our gross profit was small for the period ended September 30, 2021 and negative for  the period ended September 30, 2020 discussed above as a result of the high cost of PPE products and courier pricing, as well as inventory reserve per U.S. GAAP guidance, due to our promoting products at significantly discounted prices. Pricing for masks and courier services has since improved, and we have ended our aggressive promotions. We hope that our gross revenues will increase with time but there is no assurance that we will be able to absorb our cost of goods and sell our products at price points that will create margins to keep us in business.

We hope to generate more revenues and with better margins for the balance of the 2022 fiscal year as we implement our business plan. However, we have not achieved the level of revenue needed to keep us a going concern. We plan to seek out other business opportunities.

We incurred operating expenses of $32,990 and $8,052 for the three months ended September 30, 2021 and 2020, respectively. Our operating expenses for both periods consisted of general and administrative expenses and selling expenses.

We expect to incur more operating expenses for the balance of the year as a result of implementing our business plan and costs and fees associated with becoming a reporting company with the SEC.

We had a net loss of $23,677 and $17,997 for the three months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $84,844 and total current liabilities of $112,798. We had a working capital deficit of $27,954 as of September 30, 2021.

Operating activities used $(6,838) for the three months ended September 30, 2021.  Our negative operating cash flow is largely the result of a $4,345 increase in inventory, $10,030 increase in prepaid and $(2,329) change in accounts payable and accrued expenses, offset by our net loss for the period.

Financing activities used $(993) in cash for the three months ended September 30, 2021. Our negative financing cash flow is the result of $993 in repayments of amounts due to related parties.

We were incorporated on April 16, 2020. Our operations, to date, have been devoted primarily to startup, development activities, preparing our ecommerce site, establishing vendors for our products, collecting inventory, selling products and other activities. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from our registered offering or find alternate forms of financing, which we do not have in place at this time.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Our plan specifies a minimum amount of $25,000 in additional operating capital to operate for the next twelve months. If we are unable to raise $25,000 from this offering, our business will be in jeopardy and we could be formed to suspend our operations or go out of business. As such, there can be no assurance that this offering will be successful. You may lose your entire investment.

Off Balance Sheet Arrangements

As of September 30, 2021, we had no off balance sheet arrangements.

Going Concern

As of September 30, 2021, the Company has a cumulative deficit of $82,908 and a working capital deficit of $27,954. The Company had a net loss of $23,677 for the three months ended September 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

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

The offering of the securities registered by that registration statement has commenced as of October 25, 2021 and is now completed. We have sold 800,000 shares for proceeds of $40,000. There has been no material change in the planned use of proceeds from the public offering as described in the Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

** Provided herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2021.

KeyStar Corp.
(Registrant)

Signature	Title	Date

/s/ Steven Lane	Chief Executive Officer, Secretary,	November 15, 2021
Steven Lane	Principal Executive Officer and Director

/s/ Zixiao Chen	Chief Financial Officer,	November 15, 2021
Zixiao Chen	Treasurer, Principal Financial Officer and Principal Accounting Officer