Form 10-Q
period 2021-12-31
KeyStar Corp.
filed 2022-02-22
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,800,000 shares as of February 22, 2022.

KeyStar Corp.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$65,854	$88,565
Inventory, net	1,823	8,341
Prepaid expenses	1,052	10,144
Total current assets	68,729	107,050

Other assets:
Security deposit	1,523	1,523
Total other assets	1,523	1,523

Total assets	$70,252	$108,573

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$6,117	$$11,457
Accounts payable and accrued expenses - related party	26,462	24,870
Notes payable - related party	65,000	65,000
Convertible debt - related party	-	10,000
Total current liabilities	97,579	111,327

Total liabilities	97,579	111,327

Commitments and contingencies - See Note 6

Stockholders' equity (deficit):
Preferred stock - undesignated, $0.001 par value, 22,988,000 shares authorized	-	-
Preferred stock, series A, $0.0001 par value, 2,000,000 shares authorized; 2,000,000 issued and outstanding as of December 31, 2021 and June 30, 2021	200	200
Preferred stock, series B, $0.0001 par value, 12,000 shares authorized; 11,693 and 0 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	12	-
Common stock, $0.0001 par value, 475,000,000 shares authorized; 29,800,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021	2,980	2,980
Additional paid-in capital	886,285	53,297
Accumulated deficit	(916,804)	(59,231)

Total stockholders' equity (deficit)	(27,327)	(2,754)

Total liabilities and stockholders' equity (deficit)	$70,252	$108,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020

Revenue	$37,890	$13,868	$45,062		$26,112

Cost of goods sold	31,671	7,043	37,640		28,098

Gross profit	6,219	6,825	7,422		(1,986)

Operating expenses:
General and administrative	16,923	19,248	49,911		27,300

Total operating expenses	16,923	19,248	49,911		27,300

Loss from operations	(10,704)	(12,423)	(42,489)		(29,286)

Other income (expense):
Gain on refund	-	-	10,000		-
Loss on extinguishment of debt	(821,307)	-	(821,307)		-
Interest expense - related party	(1,885)	(1,143)	(3,775)		(2,277)

Total other income (expense)	(823,192)	(1,143)	(815,082)		(2,277)

Net loss	$(833,896)	$(13,566)	$(857,571)		$(31,563)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)	$(0.03)	$	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	29,800,000	29,000,000	29,800,000		29,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, June 30, 2021	2,000,000	$200	-	$-	29,800,000	$2,980	$53,297	$(59,231)	$(2,754)

Net loss for the period	-	-	-	-	-	-	-	(23,677)	(23,677)

Balance, September 30, 2021	2,000,000	$200	-	$-	29,800,000	$2,980	$53,297	$(82,908)	$(26,431)

Issuance of preferred stock for extinguishment of debt	-	$-	11,693	$12	-	$-	$832,988	$-	$833,000

Net loss for the period	-	-	-	-	-	-	-	(833,896)	(833,896)

Balance, December 31, 2021	2,000,000	$200	11,693	$12	29,800,000	$2,980	$886,285	$(916,804)	$(27,327)

	Preferred Shares $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, June 30, 2020	2,000,000	$200	29,000,000	$2,900	$(1,500)	$13,400	$(7,593)	$7,407

Cash received in satisfaction for stock subscriptions receivable	-	-	-	-	1,500	-	-	1,500

Net loss for the period	-	-	-	-	-	-	(17,997)	(17,997)

Balance, September 30, 2020	2,000,000	$200	29,000,000	$2,900	$-	$13,400	$(25,590)	$(9,090)

Net loss for the period	-	-	-	-	-	-	(13,566)	(13,566)

Balance, December 31, 2020	2,000,000	$200	29,000,000	$2,900	$-	$13,400	$(39,156)	$(22,656)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857,571)	$(31,563)
Adjustments to reconcile to net loss to net cash used in operating activities:
Expenses paid on behalf of the company by related party	3,594	1,387
Loss on extinguishment of debt	821,307	-

Changes in operating assets and liabilities:
Inventory	6,518	26,016
Prepaid expenses	9,092	(1,055)
Accounts payable and accrued expenses	(5,342)	11,874
Accounts payable and accrued expenses - related party	3,775	2,278

Net cash used in operating activities	(18,627)	8,937

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	-	30,000
Repayment of amounts due to related party	(4,084)	(9,765)
Cash received in satisfaction of stock subscriptions receivable	-	1,500

Net cash provided by financing activities	(4,084)	21,735

NET CHANGE IN CASH	(22,711)	30,672

CASH AT BEGINNING OF PERIOD	88,565	37,918

CASH AT END OF PERIOD	$65,854	$68,590

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

The Company was incorporated on April 16, 2020 under the laws of the State of Nevada, as KeyStar Corp. The wholly owned subsidiary was formed on December 21, 2021 under the State of Nevada, as UG Acquisition Sub, Inc.

Our business has two major segments: e-commerce and convention services.

We sell KN95 facemasks, disposable facemasks, and disinfectant wipes through an on line store in the United States of America.

We also offer convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, many traditional conventions were postponed in the United States.  Accordingly, our convention services segment had been intended to offer online (or virtual) convention services to potential customers.  However, as a result of the commencement of lifting of many travel restrictions, we adjusted our convention services from coordinating virtual conventions to focusing on certain traditional on-site convention services. Through our KeyStarCorp.com website, we now offer trade show booth staffing, trade show booth design and manufacturing, turn-key trade show booths.

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

Operating results for the six-month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

The financial statements presented in this report are of KeyStar Corp. The Company maintains its accounting records on accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The financial statement presents the Balance Sheet, Statement of Operations, Stockholders' Equity and Cash Flows of the Company. These financial statements are presented in United States dollars. The accompanying financial statements have been prepared in accordance with U.S. GAAP.

Organization

The Company was incorporated on April 16, 2020 under the laws of the State of Nevada, as KeyStar Corp. The wholly owned subsidiary was formed on December 21, 2021 under the State of Nevada, as UG Acquisition Sub, Inc.

Principals of Consolidation

The consolidated financial statements represent the results of Keystar Corp. (“KEYR”) and UG Acquisition Sub, Inc.; its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Nature of Operations

The Company sells KN95 facemasks, disposable facemasks and disinfectant wipes through an online store in the United States of America.

The Company is offering convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, the traditional conventions have been postponed in the United States of America. As such, the Company is trying to bridge the gap and introduce the online conventions to potential buyers. The company had intended, as a result of the pandemic, to focus on virtual convention services. However, as a result of lifted travel restrictions, we have adjusted our convention services from coordinating virtual convention to focus on on-site services. We have launched KeyStarCorp.com to offer booth rental service and are working on securing projects. We plan to continue widen our resources and expand into other aspects of convention and event services.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $916,804 as of December 31, 2021. The Company had a net loss of $857,571 and negative cash flows of $18,627 from operations for the six months ended December 31, 2021. These conditions raise substantial doubt about the entity's ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The Company has had no transfers between levels of its assets or liabilities as of December 31, 2021.

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

As the date of filing, the Company has recognized convention services revenue $35,490.

For the three months ended December 31, 2021 and 2020, the Company recognized $37,890 and $13,868 in revenue, respectively. For the six months ended December 31, 2021 and 2020, the Company recognized $45,062 and $26,112 in revenue, respectively.

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

Earnings per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2021, there were 200,000,000 potentially dilutive shares that needed to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - INVENTORY

As of December 31, 2021 and June 30, 2021, the value of inventory was $1,823 and $8,341, respectively.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory on estimated reserve percentage, which consider historical usage, known trends, inventory age and market conditions. As of December 31, 2021 and June 30, 2021, Inventory reserve was $322 and $1,472, respectively.

	December 31, 2021	June 30, 2021
Disinfectant Wipes	$-	$-
Disposable Face Masks	-	3,179
KN-95 Face Masks	2,145	6,634
Total inventory	2,145	9,813
Less: inventory reserve	(322)	(1,472)
Inventory, net	$1,823	$8,341

NOTE 3 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with a related party for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of December 31, 2021, the principal balance is $35,000 and accrued interest is $5,878. The interest expense for the six months ended December 31, 2021 was $1,750.

On December 30, 2020, the Company executed a promissory note with a related party for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of December 31, 2021, the principal balance is $30,000 and accrued interest is $3,008. The interest expense for the six months ended December 31, 2021 was $1,500.

On December 28, 2021, in connection with the assignment of that certain Demand Promissory Note dated April 20, 2020 in the principal amount of $10,000 (the “Demand Note”) that was initially in favor of Zixiao Chen (our Chief Financial Officer at the time of the Demand Note’s issuance) to Eagle Investment Group, LLC, we amended and restated the demand note (the “Amended Demand Note”) that is now in favor of Eagle Investment Group, LLC. Mr. Bruce Cassidy Sr., our Chief Executive Officer, is the Manager of Eagle Investment Group, LLC. (See Note 4 - Convertible Debt - Related Party

NOTE 4 - CONVERTIBLE DEBT - RELATED PARTY

On April 20, 2020, the Company executed Demand Note with a related party for $10,000. The Demand Note bears interest at 10% per annum and is due in two business days after demand for payment. This Note is convertible into shares of common stock at $0.001 per common share and can be converted by a Notice of Conversion at the option of the holder.

On December 28, 2021, Ms. Chen sold the demand note to Eagle Investment Group, LLC. The Company and the new noteholder mutually agreed to allow the Amended Demand Note to be converted into Series B Convertible Preferred Stock and the conversion price of $1.00 per share. The principal balance and accrued interest were converted into 11,693 shares of Series B Convertible Preferred Stock. The fair value of the stock was $833,000 and the Company recorded loss on extinguishment of debt of $821,307.

As of December 31, 2021, the principal balance of the Amended Demand Note was $0 and accrued interest is $0. The interest expense for the six months ended December 31, 2021 was $499.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock, 2,000,000 shares of its $0.0001 par value Series A preferred stock, and 12,000 shares of its $0.0001 par value Series B preferred stock.

The Series A convertible preferred stock has a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

The Series B convertible preferred stock has a liquidation preference of $1.00 per share, have super voting rights of and votes are determined by multiplying (a) the number of shares of Series B Convertible Preferred Stock held by such holder and (b) the Conversion Ratio, and each share of Series B may be converted into 100 shares of common stock. The Series B preferred shares authorized were increased from 0 to 2,000,000 shares during the year.

Series A Preferred Stock

During the three months ended December 31, 2021, there were no issuances of Series A Preferred Stock.

Series B Preferred Stock

On December 28, 2021, the Company issued 11,693 shares of Series B Convertible Preferred Stock in exchange for extinguishment of debt.

Common Stock

During the three months ended December 31, 2021, there were no issuances of common stock.

NOTE 6 - OPTIONS

During December 2021, the Company created a 2021 stock option plan and reserved 5,960,000 shares of common stock for the stock option plan. As of December 31, 2021, no stock options have been issued.

NOTE 7 - SEGMENT REPORTING

The Company’s reportable segment is based on the two different revenue streams.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue
Online Sales - KN95 Masks	$2,400	$13,868	$9,542	$26,112
Convention Services	35,490	-	35,490	-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 and 2020, the Company did not have any known commitments or contingencies.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2021, the Company officer paid $3,594 of expenses on behalf of the Company and demanded repayment of $4,084 leaving a balance due to related party of $26,462 as of December 31, 2021.

As of December 31, 2021, the balance of accounts payable and accrued expenses due to a related party was $26,462.

The Company has a note payable and convertible note payable with a related party, see Notes 3 and 4 for further discussion.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2021 to the date these financial statements were issued, and as of February 21, 2022, there were no other material subsequent events to disclose in these financial statements.

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

Overview

Keystar Corp. is a start-up company that was formed on April 16, 2020.  Our business has two segments: e-commerce and convention services.

We sell KN95 facemasks, disposable facemasks, and disinfectant wipes through an on line store in the United States of America.

We also offer convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, many traditional conventions were postponed in the United States. Accordingly, our convention services segment had been intended to offer online (or virtual) convention services to potential customers.  However, as a result of the commencement of lifting of many travel restrictions, we adjusted our convention services from coordinating virtual conventions to focusing on certain traditional on-site convention services. Through our KeyStarCorp.com website, we now offer trade show booth staffing, trade show booth design and manufacturing, turn-key trade show booths.

On December 17, 2021, Mr. Steven Lane resigned as our Chief Executive Officer and Secretary, effective immediately.  He also resigned as our sole director, which resignation became effective on December 27, 2021, following the mailing of our Schedule 14F-1 to the stockholders of our company. In connection with those resignations, we appointed Bruce A. Cassidy Sr. as our Chief Executive Officer, Chief Financial Officer, and Secretary and our sole director is Roger Tichenor.

On December 28, 2021, in connection with the assignment of that certain Demand Promissory Note dated April 20, 2020 in the principal amount of $10,000 (the “Demand Note”) that was initially in favor of Zixiao Chen (our Chief Financial Officer at the time of the Demand Note’s issuance) to Eagle Investment Group, LLC, we amended and restated the demand (the “Amended Demand Note”) that is now in favor of Eagle Investment Group, LLC.  Mr. Bruce Cassidy Sr., our Chief Executive Officer, is the Manager of Eagle Investment Group, LLC.

The Amended Demand Note matures on two (2) days’ notice (“Maturity”) from the holder to our Company. All $10,000 in principal and all unpaid and accrued interest shall be due at Maturity. The holder may convert all or a portion of the accrued interest and unpaid principle balance of the Amended Demand

Note into shares of our newly created Series B Convertible Preferred Stock at the conversion price of $1.00 per share. The Amended Demand Note contains the customary provisions for events of default and rights and remedies of the holder.

On December 28, 2021, pursuant to the terms of the Amended Demand Note and a Notice of Conversion dated December 28, 2021 from the holder requesting that we convert the entirety of principal and all unpaid and accrued interest on the Amended Demand Note, we issued a total of 11,693 shares of our newly created Series B Convertible Preferred Stock at a conversion price of $1.00 per share to Eagle Investment Group, LLC.

Also on December 28, 2021, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series B Convertible Preferred Stock, consisting of up to twelve thousand (12,000) shares with a Stated Value of $1.00 per share.

The rights of the holders of Series B Convertible Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on December 29, 2021, which was filed as Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on January 12, 2022 and incorporated herein by reference.

Results of Operations for the Three and Six Months Ended December 31, 2021 and 2020

We generated $37,890 and $13,868 in revenues for the three months ended December 31, 2021 and 2020, respectively of which $2,400 and $13,868 was from merchandise for the three months ended December 31, 2021 and 2020, respectively and $35,490 and $0 was from convention services for the three months ended December 31, 2021 and 2020, respectively. We generated $45,062 and $26,112 in revenues for the six months ended December 31, 2021 and 2020, respectively of which $9,542 and $26,112 was from merchandise for the six months ended December 31, 2021 and 2020, respectively and $35,490 and $0 was from convention services for the six months ended December 31, 2021 and 2020, respectively. The significant increase of the revenue for the three months ended December 31, 2021 was from convention services.

Our gross profit (loss) after payment for cost of goods and inventory reserve was $6,219 and $6,825 for the three months ended December 31, 2021 and 2020, respectively. Our gross profit (loss) after payment for cost of goods and inventory reserve was $7,422 and ($1,986) for the six months ended December 31, 2021 and 2020, respectively.

Our gross profit was small and negative for each period discussed above as a result of the high cost of PPE products and courier pricing, as well as inventory reserve per U.S. GAAP guidance, due to our promoting products at significantly discounted prices. Pricing for masks and courier services has since improved, and we have ended our aggressive promotions in 2020.

Our PPE sales have not been significant enough to achieve a steady level of increased revenues and profitability. In addition, the global pandemic has impacted international trade in both goods and services. The disturbance in supply chain logistics and labor market have increased the cost of goods and freight. More recently, with a partial recovery in international trade, increases in costs of goods and freight are beginning to abate, which should have a positive effect on our restocking of inventory.

We incurred operating expenses of $16,923 and $19,248 for the three months ended December 31, 2021 and 2020, respectively. We incurred operating expenses of $49,911 and $27,300 for the six months ended December 31, 2021 and 2020, respectively. The increase of operating expense for the six months ended December 31, 2021 is due to the conventions services expense. Our operating expenses for both periods consisted of general and administrative expenses.

We incurred other expense of $823,192 and $1,143 for the three months ended December 31, 2021 and 2020, respectively. The increased expense is from the loss of extinguishment of convertible notes converted to Series B preferred stock.

We had a net loss of $833,896 and $13,566 for the three months ended December 31, 2021 and 2020, respectively. We had a net loss of $857,571 and $31,563 for the six months ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $68,729 and total current liabilities of $97,579. We had a working capital deficit of $28,850 as of December 31, 2021.

Operating activities used $18,627 in cash for the six months ended December 31, 2021, as compared with $8,937 provided for the same period ended 2020.  Our negative operating cash flow in 2021 is largely the result of an $821,307 increase in loss on extinguishment of debt and $5,342 change in accounts payable and accrued expenses, offset by our net loss for the period. Our positive operating cash flow in 2020 is largely the result of a $26,016 increase in inventory and $11,874 change in accounts payable and accrued expenses, offset by our net loss for the period.

Financing activities used $4,804 in cash for the six months ended December 31, 2021, as compared with  $21,735 for the same period ended 2020. Our negative financing cash flow in 2021 is the result of $4,084 in repayments to amounts due to related parties. Our positive financing cash flow in 2020 is the result of $30,000 in proceeds from notes payable and cash for stock subscriptions, offset by $9,765 in repayments to amounts due to related parties.

Off Balance Sheet Arrangements

As of December 31, 2021, we had no off balance sheet arrangements.

Going Concern

As of December 31, 2021, the Company has a cumulative deficit of $916,804 and a working capital deficit of $28,850. The Company had a net loss of $857,571 for the six months ended December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and our former executive officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2022: (i) appoint additional qualified personnel, as needed, to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 28, 2021, pursuant to the terms of the Amended Demand Note and a Notice of Conversion dated December 28, 2021 from the holder requesting that we convert the entirety of principal and all unpaid and accrued interest on the Amended Demand Note, we issued a total of 11,693 shares of our newly created Series B Convertible Preferred Stock at a conversion price of $1.00 per share to Eagle Investment Group, LLC.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holde4r represented its intention to acquire the securities for investment only and not with a view towards distribution. The holder is controlled by an executive officer of the Company and, accordingly, has adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificate with the appropriate restrictive legend affixed to the certificate representing the restricted Series B Convertible Preferred Stock.

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

** Provided herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2022.

KeyStar Corp.

Date:	February 22, 2022

By: /s/ Bruce A. Cassidy Sr. Bruce A. Cassidy Sr. Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer