Form 10-Q
period 2022-03-31
KeyStar Corp.
filed 2022-05-16
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s common stock outstanding as of May 12, 2022 was 29,800,000 shares, par value $0.001 per share.

KeyStar Corp.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$66,183	$88,565
Inventory, net	1,251	8,341
Prepaid expenses	42	10,144
Total current assets	67,476	107,050

Other assets:
Security deposit	1,523	1,523
Total other assets	1,523	1,523

Total assets	$68,999	$108,573

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$15,248	$$11,457
Accounts payable and accrued expenses - related party	28,065	24,870
Notes payable - related party	65,000	65,000
Convertible debt - related party	-	10,000
Line of credit - related party	39,445	-
Total current liabilities	147,758	111,327

Total liabilities	147,758	111,327

Commitments and contingencies - See Note 6

Stockholders' equity (deficit):
Preferred stock, series A, $0.0001 par value, 25,000,000 shares authorized; 2,000,000 issued and outstanding as of March 31, 2022 and June 30, 2021	200	200
Preferred stock, series B, $0.0001 par value, 2,000,000 shares authorized; 11,693 and 0 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	12	-
Common stock, $0.0001 par value, 475,000,000 shares authorized; 29,800,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021	2,980	2,980
Additional paid-in capital	886,285	53,297
Accumulated deficit	(968,236)	(59,231)

Total stockholders' equity (deficit)	(78,759)	(2,754)

Total liabilities and stockholders' equity (deficit)	$68,999	$108,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021

Revenue	$1,295	$14,263	$46,357	$40,375

Cost of goods sold	1,964	12,038	39,604	40,136

Gross profit	(669)	2,225	6,753	239

Operating expenses:
General and administrative	49,053	3,000	88,966	29,893
Selling expenses	-	-	-	407

Total operating expenses	49,053	3,000	88,966	30,300

Loss from operations	(49,722)	(775)	(82,213)	(30,061)

Other income (expense):
Loss on extinguishment of debt	-	-	(821,307)	-
Interest expense	(1,710)	(1,849)	(5,485)	(4,126)

Total other income (expense)	(1,710)	(1,849)	(826,792)	(4,126)

Net loss	$(51,432)	$(2,624)	$(909,005)	$(34,187)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	29,800,000	29,000,000	29,800,000	29,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, June 30, 2021	2,000,000	$200	-	$-	29,800,000	$2,980	$53,297	$(59,231)	$(2,754)

Net loss for the period	-	-	-	-	-	-	-	(23,677)	(23,677)
Balance, September 30, 2021	2,000,000	$200	-	$-	29,800,000	$2,980	$53,297	$(82,908)	$(26,431)

Issuance of preferred stock for extinguishment of debt	-	$-	11,693	$12	-	$-	$832,988	$-	$833,000
Net loss for the period	-	-	-	-	-	-	-	(833,896)	(833,896)
Balance, December 31, 2021	2,000,000	$200	11,693	$12	29,800,000	$2,980	$886,285	$(916,804)	$(27,327)

Net loss for the period	-	-	-	-	-	-	-	(51,432)	(51,432)
Balance, March 31, 2022	2,000,000	$200	11,693	$12	29,800,000	$2,980	$886,285	$(968,236)	$(78,759)

	Preferred Shares $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, June 30, 2020	2,000,000	$200	29,000,000	$2,900	$(1,500)	$13,400	$(7,593)	$7,407

Cash received in satisfaction for stock subscriptions receivable	-	-	-	-	1,500	-	-	1,500
Net loss for the period	-	-	-	-	-	-	(17,997)	(17,997)
Balance, September 30, 2020	2,000,000	$200	29,000,000	$2,900	$-	$13,400	$(25,590)	$(9,090)

Net loss for the period	-	-	-	-	-	-	(13,566)	(13,566)
Balance, December 31, 2020	2,000,000	$200	29,000,000	$2,900	$-	$13,400	$(39,156)	$(22,656)

Net loss for the period	-	-	-	-	-	-	(2,624)	(2,624)
Balance, March 31, 2021	2,000,000	$200	29,000,000	$2,900	$-	$13,400	$(41,780)	$(25,280)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the nine months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(909,005)	$(34,187)
Adjustments to reconcile to net loss to net cash used in operating activities:
Expenses paid on behalf of the company by related party	4,448	2,218
Loss on extinguishment of debt	821,307

Changes in operating assets and liabilities:
Inventory	8,299	34,400
Prepaid expenses	8,893	(1,055)
Accounts payable and accrued expenses	3,791	(2,568)
Accounts payable and accrued expenses - related party	5,378	4,126

Net cash used in operating activities	(56,889)	2,934

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	-	30,000
Proceeds from line of credit, related party	39,445	-
Repayment of amounts due to related party	(4,938)	(10,238)
Cash received in satisfaction of stock subscriptions receivable	-	1,500

Net cash provided by financing activities	34,507	21,262

NET CHANGE IN CASH	(22,382)	24,196

CASH AT BEGINNING OF PERIOD	88,565	37,918

CASH AT END OF PERIOD	$66,183	$62,114

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

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

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended June 30, 2021, filed on September 28, 2021. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the nine-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.  The condensed consolidated balance sheet at March 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

The consolidated financial statements presented in this report are of KeyStar Corp. The Company maintains its accounting records on accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The consolidated financial statement presents the Balance Sheet, Statement of Operations, Stockholders' Equity and Cash Flows of the Company. These financial statements are presented in United States dollars. The accompanying financial statements have been prepared in accordance with U.S. GAAP.

Principals of Consolidation

The consolidated financial statements represent the results of Keystar Corp. (“KEYR”) and UG Acquisition Sub, Inc.; it’s wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $968,236 as of March 31, 2022. The Company had a net loss of $909,005 and negative cash flows of $56,889 from operations for the nine months ended March 31, 2022. These conditions raise substantial doubt about the entity's ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The Company has had no transfers between levels of its assets or liabilities as of March 31, 2022.

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

The Company provides quality merchandise through our online store in the United States of America. Due to COVID-19 pandemic, the Company is focusing on providing disposable face masks and KN-95 face masks at affordable price. Customers order and pay for the products through our online store.  Once when the Company confirms the order and payment, the Company delivers the product through common carriers, at which point the Company recognizes the revenue, as this is when our performance obligation is satisfied. The Company records actual sales returns when the customers return the products. The transaction price has not been affected by returns based on the Company not having significant returns.

As the date of filing, the Company has recognized convention services revenue $35,316.

For the three months ended March 31, 2022 and 2021, the Company recognized $1,295 and $14,263 in revenue, respectively. For the nine months ended March 31, 2022 and 2021, the Company recognized $46,357 and $40,375 in revenue, respectively.

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

Earnings per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2022, there were 200,000,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - INVENTORY

As of March 31, 2022 and June 30, 2021, the value of inventory was $1,251 and $8,341, respectively.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory on estimated reserve percentage, which consider historical usage, known trends, inventory age and market conditions. As of March 31, 2022 and June 30, 2021, Inventory reserve was $221 and $1,472, respectively.

	March 31, 2022	June 30, 2021
Disinfectant Wipes	$-	$-
Disposable Face Masks	-	3,179
KN-95 Face Masks	1,472	6,634
Total inventory	1,472	9,813
Less: inventory reserve	(221)	(1,472)
Inventory, net	$1,251	$8,341

NOTE 3 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with a related party for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. As of March 31, 2022, the principal balance is $35,000 and accrued interest is $6,741. The interest expense for the nine months ended March 31, 2022 was $2,627.

On December 30, 2020, the Company executed a promissory note with a related party for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. On December 17, 2021, the promissory note was purchased by Eagle Investment Group, LLC.  Mr. Bruce Cassidy, our Chief Executive Officer is the manager of Eagle Investment Group, LLC. As of March 31, 2022, the principal balance is $30,000 and accrued interest is $3,748. The interest expense for the nine months ended March 31, 202 was $2,252.

On December 28, 2021, in connection with the assignment of that certain Demand Promissory Note dated April 20, 2020 in the principal amount of $10,000 (the “Demand Note”) that was initially in favor of Zixiao Chen (our Chief Financial Officer at the time of the Demand Note’s issuance) to Eagle Investment Group, LLC, we amended and restated the demand note (the “Demand Note”) that is now in favor of Eagle Investment Group, LLC.

NOTE 4 - CONVERTIBLE DEBT - RELATED PARTY

On April 20, 2020, the Company executed a convertible promissory note with a related party for $10,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. This note is convertible at $0.001 per common share and can be converted by Notice of Conversion at the option of the holder.

On December 17, 2021, the noteholder transferred the loan to Eagle Investment Group, LLC, which is controlled by an officer of the Company. The Company and the new noteholder mutually agreed to allow the note to be converted into Series B Convertible Preferred Stock and the conversion price of $1.00 per share. The principal balance and accrued interest was converted into 11,693 shares of Series B Convertible Preferred Stock. The fair value of the stock was $833,000 and the Company recorded loss on extinguishment of debt of $821,307.

As of March 31, 2022, the principal balance is $0 and accrued interest is $0. The interest expense for the nine months ended March 31, 2022 was $499.

NOTE 5 - LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with a related party. The note bears interest at 5% per annum. As of March 31, 2022, the current balance of the line of credit is $39,445 and there is a highly probable chance the line of credit balance will increase up to $250,000.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock, 25,000,000 shares of its $0.0001 par value Series A preferred stock, and 2,000,000 shares of its $0.0001 par value Series B preferred stock.

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

Series A Preferred Stock

During the three months ended March 31, 2022, there were no issuances of Series A Preferred Stock.

Series B Preferred Stock

On December 28, 2021, the Company issued 11,693 shares of Series B Convertible Preferred Stock in exchange for extinguishment of debt. The loss from extinguish of debt is $821,307.

Common Stock

During the three months ended March 31, 2022, there were no issuances of common stock.

NOTE 7 - STOCK OPTIONS

During December 2021, the Company created a 2021 stock plan and reserved 5,960,000 shares of common stock for the option plan. As of March 31, 2022, no stock options have been issued.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2022 and 2021, the Company did not have any known commitments or contingencies.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company officer paid $4,448 of expenses on behalf of the Company and demanded repayment of $4,938 leaving a balance due to related party of $28,065 as of March 31, 2022.

As of March 31, 2022, the balance of accounts payable and accrued expenses due to a related party was $28,065.

The Company has a note payable, convertible note payable, and line of credit with a related party, see Notes 3, 4 and 5 for further discussion.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued, and there were no other material subsequent events to disclose in these financial statements.

During April 2022, the Company utilized an additional draw of approximately $125,000 on the line of credit.

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

Overview

Keystar Corp. was incorporated in the State of Nevada was formed on April 16, 2020.  Our business has two segments: e-commerce and convention services.

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

Results of Operations for the Three and Nine Months Ended March 31, 2022 and 2021

We generated $1,295 and $14,263 in revenues for the three months ended March 31, 2022 and 2021, respectively. We generated $46,357 and $40,375 in revenues for the nine months ended March 31, 2022 and 2021, respectively. The significant decrease of the revenue for the three months ended March 31, 2022 was due to the fact that pandemic is eased in recent months and fewer people are wearing masks in public places.

Our gross profit (loss) after payment for cost of goods and inventory reserve was $669 and $2,225 for the three months ended March 31, 2022 and 2021, respectively. Our gross profit (loss) after payment for cost of goods and inventory reserve was $6,753 and 239 for the nine months ended March 31, 2022 and 2021, respectively.

Our gross profit was small for each period discussed above as a result of the high cost of PPE products and courier pricing, as well as inventory reserve per U.S. GAAP guidance, due to our promoting products at significantly discounted prices. Pricing for masks and courier services has since improved, and we have ended our aggressive promotions.

Our PPE sales have not been significant enough to achieve a steady level of increased revenues and profitability. In addition, the global pandemic has impacted international trade in both goods and services. The disturbance in supply chain, logistic and labor market have drove the cost of goods and freight to surge abnormally, accompany with unpredictable shortage on supply and delay in logistic. On the other hand, along with the recovering of the international trade, the costs are expecting to drop, thus, lowered retail price and crushed profit margin on existing inventories that were purchased at higher costs. For these reasons, we have not been expanding product category or inventories base.

As a result of our current predicament, we have sought out other business opportunities that provide a better return to our investors. Our recent transaction related to convention services, we believe, will provide our shareholders with a better opportunity for a return on their investments.

We incurred operating expenses of $49,053 and $3,000 for the three months ended March 31, 2022 and 2021, respectively. We incurred operating expenses of $88,966 and $30,300 for the nine months ended March 31, 2022 and 2021, respectively. The increase of operating expense for the nine months ended March 31, 2022 is due to the convention services expense. Our operating expenses for both periods consisted of general and administrative expenses.

We incurred other expense of $1,710 and $1,849 for the three months ended March 31, 2022 and 2021, respectively.

We incurred other expense of $826,792 and $4,126 for the nine months ended March 31, 2022 and 2021, respectively. The increased expense is from the loss of extinguishment of convertible notes converted to Series B preferred stock.

We had a net loss of $51,432 and $2,624 for the three months ended March 31, 2022 and 2021, respectively. We had a net loss of $909,005 and $34,187 for the nine months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $68,999 and total current liabilities of $147,758. We had a working capital deficit of $78,759 as of March 31, 2022.

Operating activities used $56,889 in cash for the nine months ended March 31, 2022, as compared with $2,934 provided for the same period ended 2021. Our negative operating cash flow in 2022 is largely the result of a $821,307 increase in loss on extinguishment of debt and $10,102 change in prepaid expenses, offset by our net loss for the period. Our positive operating cash flow in 2021 is largely the result of a $34,400 increase in inventory, offset by our net loss for the period.

Financing activities used $34,507 in cash for the nine months ended March 31, 2022, as compared with $21,262 for the same period ended 2021. Our positive financing cash flow in 2022 is the result of $4,938 in repayments to amounts due to related parties, and the proceeds of $39,445 from the line of credit. Our positive financing cash flow in 2021 is the result of $30,000 in proceeds from notes payable and cash for stock subscriptions, offset by $10,238 in repayments to amounts due to related parties.

Off Balance Sheet Arrangements

As of March 31, 2022, we had no off balance sheet arrangements.

Going Concern

As of March 31, 2022, the Company has a cumulative deficit of $968,236 and a working capital deficit of $78,759. The Company had a net loss of $909,005 for the nine months ended March 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. Because of these conditions, the Company will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues for other services. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and our former executive officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

** Provided herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTAR CORP.

Date: May 16, 2022

By: /s/ Bruce A. Cassidy Bruce A. Cassidy Chief Executive Officer (Principal Executive Officer)