Form 10-Q
period 2022-09-30
KeyStar Corp.
filed 2022-11-21
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Common Stock, par value of $0.0001

(Title of each class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒  Explanatory Note: Registrant has been subject to such filing requirements for the past 90 days, but has not yet filed the required amendment to the Form 8-K filed on August 26, 2022.  The amendment, which was required to be filed no later than November 14, 2022, contains the financial statements of ZenSports, Inc. and the pro forma financial information required by Items 9.01(a) and (b), respectively, of Form 8-K.

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

The number of shares of the issuer’s common stock outstanding as of November 17, 2022, was 39,230,000 shares, par value $0.0001 per share.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Page

F-1	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and June 30, 2022;
F-2	Consolidated Statements of Operations for the three months ended September 30, 2022, and 2021 (unaudited);
F-4	Consolidated Statements of Stockholders’ Equity (Deficit) for the three months periods ended September 30, 2022, and 2021 (unaudited);
F-6	Consolidated Statements of Cash Flow for the three months ended September 30, 2022, and 2021 (unaudited);
F-7	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2022, are not necessarily indicative of the results that can be expected for the full year.

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(unaudited)
ASSETS

Current assets:
Cash	$493,650	$66,241
Prepaid expenses and other current assets	7,556	9,063
Discontinued operations - current assets	-	992
Total current assets	501,206	76,296

Other assets:
Equipment, net	7,903	-
Intangible assets, net	6,891,080	-
Goodwill	1,255,647	-
Security deposit	1,523	1,523
Total other assets	8,156,153	1,523

Total assets	$8,657,359	$77,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$558,464	$352,196
Players balances	40,864	-
Due to related party	10,346	23,984
Notes payable - related party	30,000	65,000
Line of credit - related party	1,210,394	166,539
Discontinued operations - current liabilities	-	5,690
Total current liabilities	1,850,068	613,409

Total liabilities	1,850,068	613,409

Commitments and contingencies - See Note 12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS - Continued

	September 30, 2022	June 30, 2022
	(unaudited)
Stockholders’ deficit:
Preferred stock, series A, $0.0001 par value, 25,000,000 shares authorized, 0 and 2,000,000 shares issued and outstanding as of September 30, 2022, and June 30, 2022, respectively	-	200
Preferred stock, series B, $1.00 par value, 12,000 shares authorized, 11,693 and 11,693 shares issued and outstanding as of September 30, 2022, and June 30, 2022, respectively	11,693	11,693
Preferred stock, series C, $0.0001 par value, 25,000,000 shares authorized, 5,813,331 and 666,666 shares issued and outstanding as of September 30, 2022, and June 30, 2022, respectively	582	67
Common stock, $0.0001 par value, 475,000,000 shares authorized, 39,230,000 and 29,800,000 shares issued and outstanding as of September 30, 2022, and June 30, 2022, respectively	3,923	2,980
Additional paid-in capital	9,724,455	1,074,537
Subscriptions receivable	-	(102,760)
Accumulated deficit	(2,933,362)	(1,522,307)
Total stockholders’ deficit	6,807,291	(535,590)

Total liabilities and stockholders’ deficit	$8,657,359	$77,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,
	2022	2021

Revenue	$-	$-

Cost of services	-	-

Gross profit	-	-

Operating expenses:
Salaries and wages	833,050	-
Operating	112,359	-
Sales and Marketing	77,720	-
General and administrative	376,141	32,613

Total operating expenses	1,399,270	32,613

Other expense:
Gain on assignment of assets	4,698	-
Gain on refund	-	10,000
Interest expense - related party	(7,103)	(1,890)

Total other income (expense)	(2,405)	8,110

Net loss from continuing operations, net of income tax	(1,401,675)	(24,503)

Net income (loss) from discontinued operations, net of income taxes	(9,380)	826

Net loss	$(1,411,055)	$(23,677)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	33,458,693	29,800,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2022	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$1,074,537	$(102,760)	$(1,522,307)	$(535,590)

Receipt of cash from issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760

Purchase and redemption of Preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)

Issuance of Common stock for cash	-	-	-	-	-	-	1,430,000	143	1,429,857	-	-	1,430,000

Issuance of Common stock for acquisition of certain assets of ZenSports	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000

Issuance of Common stock for acquisition of certain assets of Ultimate Gamer	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436

Issuance of preferred stock for cash	-	-	-	-	2,166,665	217	-	-	649,783	-	-	650,000

Issuance of preferred stock as Compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,411,055)	(1,411,055)

Balance, September 30, 2022	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$9,724,455	$-	$(2,933,362)	$6,807,291

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2021	2,000,000	$200	-	$-	-	$-	29,800,000	$2,980	$53,297	$-	$(59,231)	$(2,754)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(23,677)	(23,677)

Balance, September 30, 2021	2,000,000	$200	-	$-	-	$-	29,800,000	$2,980	$53,297	$-	$(82,908)	$(26,431)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,411,055)	$(23,677)
Adjustments to reconcile to net loss to net cash provided by operating activities:
Gain (loss) on assignment of assets	(4,698)	-
Expenses paid on behalf of the company by related party	272	2,903
Non-cash compensation - related party	36,740	-
Changes in operating assets and liabilities:
Inventory	-	4,344
Prepaid expenses and other current assets	8,628	10,030
Accounts payable and accrued expenses	206,268	(2,329)
Accounts payable and accrued expenses - related party	6,090	1,890
Players balances	1,642	-
Net cash used in operating activities	(1,156,113)	(6,839)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	(2,010)	-
Cash paid for capitalized software	(52,297)	-
Cash paid in disposition of assets	(77,000)	-
Cash paid for acquisition of certain assets of ZenSports	(1,511,787)	-
Net cash used in investing activities	(1,643,094)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of amounts due to related party	-	(993)
Proceeds from issuance of common stock	1,430,000	-
Proceeds from issuance of Series C convertible preferred stock	650,000	-
Proceeds from line of credit, related party	1,043,856	-
Cash received in satisfaction of stock subscriptions receivable	102,760	-
Net cash provided by financing activities	3,226,616	(993)

NET CHANGE IN CASH	427,409	(7,832)

CASH AT BEGINNING OF PERIOD	66,241	88,565

CASH AT END OF PERIOD	$493,650	$80,733

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of certain assets of ZenSports Inc.	$6,500,000	$-
Common stock issued for acquisition of certain assets of Ultimate Gamer, LLC	$56,436	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022, and 21

(unaudited)

NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as KeyStar Corp. The wholly-owned subsidiary was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc.

Prior to September 15, 2022, our business consisted of the retail sale of masks and similar products, and convention services (together, the “Prior Business”). Through our e-commerce sales channel, we sold KN-95 facemasks, disposable facemasks, and disinfectant wipes through an online store in the United States of America. Through our convention sales channel, we offered convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, many traditional conventions were postponed in the United States. Accordingly, our convention services had been intended to offer online (or virtual) convention services to potential customers. However, as a result of the commencement of the lifting of many travel restrictions, we adjusted our convention services from coordinating virtual conventions to focusing on certain traditional on-site convention services. Through our KeyStarCorp.com website, we offered trade show booth staffing, trade show booth design, manufacturing, and turn-key trade show booths.

As of June 15, 2022, we hired a new Chief Executive Officer and Chief Financial Officer along with certain key employees of ZenSports, Inc. to explore business opportunities related to software and mobile application development and services related to such technology. On August 26, 2022, the Company entered into an Asset Purchase Agreement to purchase certain technological assets from ZenSports, Inc. The assets were purchased to allow us to offer gambling and entertainment opportunities through technology principally the online gaming technology and use of the name ZenSports. We did not acquire all the assets of the Company, the assets we didn’t purchase include, among other assets, ZenSport’s legal entity name “ZenSports, Inc.” and those assets related to ZenSports’ physical casino called the Big Wheel Casino, located in Lovelock, Nevada. See Notes 4, 5, and 10.

On September 12, 2022, we entered into an Asset Purchase Agreement between the Company and Excel Members, LLC (“Excel”), a company controlled by Bruce Cassidy, the chairman of our board of directors, to acquire certain assets of Excel a company of which a Company controlled by Mr. Cassidy is the manager, and effectively has a controlling interest. Excel acquired certain assets of a company, Ultimate Gamer, LLC, which was formerly an Esports tournament company, through the assignment for the benefit of the creditor’s court process. See Notes 4, 5, and 10.

On September 15, 2022, we executed an assignment and assumption agreement whereby we assigned our e-commerce sales channel and the convention services operating assets to TopSight Corporation ("TopSight"), a company owned by our former Chief Financial Officer Zixiao Chen, effectively discontinuing our historical operations.

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

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended June 30, 2022, filed on October 13, 2022. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three-month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The condensed balance sheet at September 30, 2022, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $2,933,362 as of September 30, 2022. The Company had a net loss from continuing operations of $1,411,055 and negative cash flows of $1,156,113 from operations for the year ended September 30, 2022. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2022, expressed substantial doubt about our ability to continue as a going concern.

The Company is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through placement of preferred and/or common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by securing a related party line of credit, issuing preferred stock, and issuing common stock through private placements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2022, the cash balance temporarily exceeded the FDIC limits in one of its bank accounts by $173,031. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Historically inventory was carried at the lower of cost and estimated net realizable value, with cost being determined using the first-in, first-out (FIFO) method. The Company established reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value of the inventory based on the estimated reserve percentage, which considers historical usage, known trends, inventory age, and market conditions. When the Company disposes of excess and obsolete inventories, the related disposals are charged against the inventory reserve. On September 15, 2022, the remaining balance of inventory was assigned to TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer. See Note 2.

Equipment, internally developed capitalized software and website development costs

Equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize equipment purchases greater than $1,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. Estimated useful lives are as follows:

Equipment	3 to 5 years

Intangible Assets

Internally developed capitalized software, and website development costs are stated at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize equipment purchases greater than $1,000. Expenditures for maintenance and repairs are expensed as incurred. Internally developed capitalized software and development costs are included in intangible assets on the balance sheet. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings.

Estimated useful lives are as follows:

Capitalized software and website development	3 years

Business intellectual property

Business intellectual property is principally related to technological assets acquired through Asset Purchase Agreements and is carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the asset’s estimated useful life.  Expenditures for maintenance and repairs are expensed as incurred.  Business intellectual property is included in intangible assets on the balance sheet. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. As of September 30, 2022, business intellectual property had not been placed in service and as such there was no depreciation during the period. See Note 4.

Estimated useful lives are as follows:

Business intellectual property	3 years

At September 30, 2022, acquired definite-lived intangible assets consists of goodwill, and trademarks.

Digital assets

Digital assets are carried at cost and are principally comprised of our SPORTS utility token and various Cryptocurrencies including Bitcoin, Ethereum, ICX, and, USDT, with indefinite useful lives. The Company identifies the lowest traded value per each currency in a fiscal quarter and if the value is lower than the recorded value we recorded a permanent impairment at that time. Intangible assets determined to have an indefinite useful life are not amortized.

Goodwill

Goodwill is carried at cost and is principally related to business intellectual assets acquired, with indefinite useful lives. The Company tests at least on an annual basis whether with indefinite useful lives is impaired. Intangible assets determined to have an indefinite useful life are not amortized.

Trademarks

Trademarks are carried at cost and are mainly related to branding and promotion, with indefinite useful lives. The Company tests at least on an annual basis whether trademarks with indefinite useful lives are impaired. Intangible assets determined to have an indefinite useful life are not amortized.

The Company conducts its annual impairment tests at June 30 of each year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. At September 30, 2022, and 2021, management determined there was no impairment identified for any trademarks with indefinite useful lives.

Lease Commitments

The Company has no long-term lease commitments. The Company rents its office space in Las Vegas Nevada on a month-to-month lease for $1,700 per month. Prior to September 15, 2022, the company rented a storage facility for its inventory on a variable month-to-month lease agreement, rents ranged from $58 to $123 per month.

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

As of September 30, 2022, the balances reported for cash, inventory, prepaid expenses, accounts payable, accrued expenses, related party notes payable, and related party line of credit approximate the fair value because of their short maturities.

The Company has had no transfers between levels of its assets or liabilities as of September 30, 2022.

Players Balances

The player’s balances are comprised of sports betting deposits (when the company is operating its sports betting app) and eSports and other contest winnings. The balances are comprised of our SPORTS utility token and various Cryptocurrencies including Bitcoin, Ethereum, ICX, USDT, and USD. We fair market value each currency to the closing market value on the last day of each fiscal quarter. Gains and losses are recorded in the statement of operations.

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

Revenue recognition for our Prior Business occurred at the time we satisfy a service performance obligation to our customers or when control of product transfers to customers upon shipment, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only recorded revenue when collectability was probable. All payments are received upon order of services and prior to delivery of the product, so we have no accounts receivable.

The Company’s Prior Busines was providing quality merchandise through its former online store in the United States of America. Due to the COVID-19 pandemic, the Company is focusing on providing disposable face masks and KN-95 face masks at affordable prices. Product customers ordered and paid for the products through the online store, when the Company confirmed the order and payment, the Company delivered the product through common carriers, at which point the Company recognized revenue, as this is when our performance obligation is satisfied. The Company recorded actual sales returns when the customers return the products. The transaction price has not been affected by returns based on the Company not having significant returns.

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the three months ended September 30, 2022, and 2021, the Company recognized e-commerce sales of products $101 and, $7,172, respectively. For the three months ended September 30, 2022, and 2021, the Company recognized convention services revenues of $434 and $0, respectively. See note 14.

For the Three months ended September 30, 2022, there were no revenues from our continuing operations. Revenues from operations are not expected to commence until we have been approved for a gaming licensing and have begun Sport Betting operations and/or we have paying customers from our eSports programs. We are in the process of applying for gaming licenses in multiple jurisdictions, including international markets, and are building out our eSports platform offerings.  We expect to generate revenues from one or both of our platform offerings within 3 to 6 months.

Cost of Revenues

Costs of revenues from our Prior Business primarily consisted of outsourced vendors for both types of revenues. The Company includes product costs (i.e., material, direct labor, and overhead costs) and shipping and handling expenses in cost of revenues. All prior business operations, including costs of revenues s, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. See Note 14.

There are currently no costs of revenues associated with our continuing operations.

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

Earnings per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of September 30, 2022, there were 20,547,070 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 - INVENTORY

As of September 30, 2022, and June 30, 2022, the value of inventory was $0 and $992, respectively.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory on estimated reserve percentage, which considers historical usage, known trends, inventory age, and market conditions. All inventory is associated with discontinued operations. As of September 30, 2022, and June 30, 2022, the Inventory reserve was $0 and $175, respectively. See Note 14.

	September 30, 2022	June 30, 2022
Disposable Face Masks	$-	$1,167
Total Inventory	-	1,167
Less: Inventory Reserve	-	(175)
Inventory, net	$-	$992

NOTE 3 - EQUIPMENT AND CAPITALIZED SOFTWARE

The equipment was acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a related party transaction. The equipment was recorded at the net book value of Ultimate Gamer, LLC on the date of close, which included the depreciation for September 2022. As such, there is no depreciation expense recorded during the three months ended September 30, 2022, or the year ended June 30, 2022. See Note 4.

The Company’s equipment, capitalized software, and website development consisted of the following as of:

	September 30, 2022	June 30, 2022
Equipment	$7,903	$-
Total	7,903	-
Less: accumulated Depreciation	-	-
Equipment, net	$7,903	$-

	September 30, 2022	June 30, 2022
Capitalized software	$44,937	$-
Website Development	34,138
Total	79,075	-
Less: accumulated Depreciation	-	-
Capitalized Software, net	$79,075	$-

NOTE 4 - STRATEGIC ASSET ACQUISITIONS

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

On August 26, 2022, 6,500,000 shares of the Company’s common stock, valued at $1.00 per share, which is the same consideration paid by unrelated and non-affiliated investors in our current private offering of common shares, were issued in exchange for the purchase of certain technological assets of ZenSports, Inc. Concurrently the Company issued 750,000 shares of common stock in conjunction with a $750,000 private placement in a public company. In connection with the Transaction, on August 31, 2022, we paid an aggregate of $1,000,000 in bonuses to Key Persons (the “Bonuses”) as defined in the Asset Purchase Agreement (APA).

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

Pursuant to the terms and conditions of the APA, the aggregate purchase price paid to ZenSports consisted of cash in the amount of $481,194; cash in the amount of $1,030,593 for Bonuses including employer payroll taxes; 5,850,000 shares of our common stock, valued at $1.00 per share, which is the same consideration paid by unrelated and non-affiliated investors in our private offering of common shares which closed on August 26, 2022 (the “Stock Consideration”); and (iii) 650,000 additional shares of our common stock subject to set off or recoupment by us until August 25, 2023, in connection with any indemnified losses we may incur pursuant to the Purchase Agreement (the “Holdback Stock,” and together with the Stock Consideration, the “Transaction Shares”).

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

On August 26, 2022, we closed on a private offering of our common stock where we sold an aggregate of 750,000 shares of our common stock to 11 third-party investors at a price of $1.00 per share for an aggregate purchase price of $750,000 (the “Private Offering”). Each of the investors had access to information concerning us and our business prospects and represented to us in connection with their purchase that they: (i) acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof; (ii) were accredited investors (iii) could bear the risks of the investment, and (iv) could hold the securities for an indefinite period of time. The offer, sale, and issuance of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.  See Notes 9 and 10.

The provisional fair value of the purchase consideration issued to the ZenSports asset sellers was allocated to the net tangible assets acquitted. The Company accounted for the ZenSports asset acquisition as the purchase of a business under the acquisition method of accounting, and the assets and liabilities we recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the assets acquired as approximately $6,756,000. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill. The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets.

The fair value of the assets acquired, liabilities assumed, and consideration transferred denoted below are provisional in nature and based on management’s best estimates using information that has been obtained as of the reporting date. The Company is awaiting additional valuation information and expects to finalize the purchase price purchase allocation before the end of the fiscal year.

The table below shows a preliminary analysis for the ZenSports asset acquisition:

Purchase consideration at preliminary fair value:
Common Stock	$6,500,000
Cash	1,511,647
Amount of consideration	$8,011,647

Assets acquired and liabilities assumed at preliminary estimated fair market value:
Digital assets	$45,394
Prepaid expenses	7,121
Players liability	(39,222)
Intellectual property	6,742,706
Net assets acquired	$6,756,000

Total net assets acquired	$6,756,000
Provisional goodwill	1,255,647
Total assets acquired and liabilities assumed at preliminary fair market value	$8,011,647

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended for to present actual results that would have been attained had the ZenSports asset acquisition been completed on July 1 2021 or to project potential operating results as of any future date for any future periods.

The following shows the pro forma results for the three months ended September 30, 2022 and 2021 as if the acquisition had occurred on July 1, 2021.

	For the three months Ended September 30,
	2022	2021

Revenue	$5,472	$114,528
Net Loss	$(2,074,408)	$(811,494)
Net loss per common share - basic and diluted	$(0.06)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	32,920,109	29,800,000

Ultimate Gamer

On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, our Chairman and member of our Board of Directors, to acquire certain assets of a company acquired previously by Excel through an assignment for the benefit of creditors. Ultimate Gamer, LLC (“UG”), which was formerly in the business of organizing and operating in-person and online video game competitions tournaments, originally owned these assets. The purchased assets included the brand name Ultimate Gamer.

We purchased a portion of the UG assets, consisting primarily of intellectual property, including trademarks, domain name registrations, and UG’s database(s) of users and gamers for 1,500,000 shares of our common stock, valued at $56,436. We did not assume any liabilities or obligations of Excel or UG.

The transaction is a related party transaction and as such the acquired assets were valued at net book value on the date of the acquisition and the remaining amounts paid in excess of the net book value were recorded directly to equity and are included in additional paid-in capital on the balance sheet. See Notes 9 and 10.

A summary of the assets acquired at provisional net book value (NBV) allocated is as follows:

Website	$26,637
Trademarks	21,896
Equipment	7,903
Total assets acquired at provisional net book value	$56,436

After the foregoing transactions, and the disposition of our prior business, we have effectively ceased our Prior Business operations and assembled a comprehensive platform capability that enables both business-to-business and direct-to-consumer offerings within the online sports betting eSports, and fintech/digital currency markets. The platform is targeted at global business opportunities and has been designed as a flexible foundation for corporate growth. See Note 12.

NOTE 5 - LONG LIVED INTANGIBLE ASSETS

Digital assets are carried at cost and are principally comprised of our SPORTS utility token and various Cryptocurrencies including Bitcoin, Ethereum, ICX, and, USDT, with indefinite useful lives. The impairment recorded in the statement of operations during the three months ended September 30, 2022, or the year ended June 30, 2022, were $71 and $0, respectively.

Digital assets are comprised of the following at:

	September 30, 2022	June 30, 2022
SPORTS utility token	$45,350	$-
Bitcoin	105	-
Ethereum	264	-
ICX	21	-
USDT	1,734	-
Total	47,475	-
Less: impairment	(71)	-
Net carrying value	$47,404	$-

Business intellectual property and Goodwill were recorded at estimated allocated acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. Management used the sellers outside third-party valuation to value the Business intellectual property. The company’s proprietary SPORTS utility token and player balances were valued at fair market value on the date of acquisition using readily available Cryptocurrency market prices, net of impairment. The remaining value was allocated to Goodwill. Management is in the process of contracting with a third-party valuation firm to prepare a valuation and allocation analysis to be used in the final purchase accounting. There was no impairment recorded during the three months that ended September 30, 2022, or the year ended June 30, 2022. See Notes 4 and 10.

The trademarks were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a related party transaction.  The equipment and trademarks acquired were recorded at the net book value of Ultimate Gamer, LLC on the date of close, which included the depreciation for September 2022. There was no impairment recorded during the three months ended September 30, 2022, or the year ended June 30, 2022. Business intellectual property and trademarks are included in Intangible assets, net on the balance sheet. See Notes 4, 11, and 15.

Intangible assets acquired are comprised of the following at:

	September 30, 2022	June 30, 2022
Business intellectual property	$6,742,706	$-
Provisional goodwill	1,255,647	-
Trademarks	21,896	-
Total	8,020,249	-
Less: impairment	-	-
Net carrying value	$8,020,249	$-

NOTE 6 - PLAYERS BALANCES

The player’s balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of September 30, 2022, balances are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. The company is not currently licensed to operate its sports betting app and is in the process of obtaining gaming licenses, as such there are no new sports betting deposits since the initial recording, only payouts. The Digital liabilities are valued at fair market value for each currency at the closing market value on the last day of each fiscal quarter. Fair market value gains and losses are recorded in the statement of operations. See Note 4.

Players balances are comprised of the following at:

	September 30, 2022	June 30, 2022
SPORTS utility token	$25,865	$-
Bitcoin	6,914	-
ICX	27	-
USDT and USD	8,057	-
Total	40,864	-

NOTE 7 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen. The interest expense for the three months ended September 30, 2022, and 2021 was $0 and $882 respectively. See Notes 4, 10, and 13.

On December 30, 2020, the Company executed a promissory note with TopSight, a company owned by Zixiao Chen, our former Chief Financial Officer for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. On December 17, 2021, TopSight entered into a note purchase and assignment agreement with Eagle Investment Group, LLC, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors to assign the note to Eagle Investment Group, LLC. Concurrently, we entered into an Allonge agreement with TopSight to change the noteholder from TopSight to Eagle Investment Group, LLC.

As of September 30, 2022, and June 30, 2022, the principal balance is $30,000 and $30,000 and accrued interest is $5,246 and $4,496, respectively. The interest expense for the three months ended September 30, 2022, and 2021 was $750 and $756, respectively. See Note 13.

On December 28, 2021, in connection with the assignment of that certain Demand Promissory Note dated April 20, 2020, in the principal amount of $10,000 (the “Demand Note”) that was initially in favor of Zixiao Chen (our Chief Financial Officer at the time of the Demand Note’s issuance) was purchased from Ms. Chen by Eagle Investment Group, LLC, we amended and restated the demand note (the “Demand Note”) that is now in favor of Eagle Investment Group, LLC. a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors. See Note 13.

NOTE 8 - CONVERTIBLE DEBT - RELATED PARTY

On April 20, 2020, the Company executed a convertible promissory note with Zixiao Chen, our former Chief Financial Officer for $10,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. This note is convertible at $0.001 per common share and can be converted by Notice of Conversion at the option of the holder. See Note 11.

On December 28, 2021, the noteholder transferred the loan to another entity that is controlled by Bruce Cassidy a member of the Company’s Board of Directors. The Company and the new noteholder mutually agreed to allow the note to be converted into Series B Convertible Preferred Stock and the conversion price of $1.00 per share. The principal balance and accrued interest were converted into 11,693 shares of Series B Convertible Preferred Stock. The fair value of the stock was $833,000 and the Company recorded a loss on extinguishment of debt of $821,307 during the year ended June 30, 2022. See Note 10.

NOTE 9 - LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors. The note bears interest at 5% per annum.

On August 16, 2022, the non-revolving line of credit demand note was increased to $2,000,000 under the same terms and conditions. On August 24, 2022, we drew down a total of $1,037,430 on the line of credit of which $735,120 was used to pay net bonus payments made as part of cash payments made in association with the ZenSports asset purchase described below, the remainder was used to pay payroll taxes associated with the ZenSports asset purchase bonus and ongoing operating costs, principally compensation and recurring operating services. As of September 30, 2022, the balance of the line of credit is $1,210,394 including accrued interest. See Notes 4 and 13.

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock, 25,000,000 shares of its $0.0001 par value Series A preferred stock, 12,000 shares of its $1.00 par value Series B preferred stock, and 25,000,000 shares of its $0.0001 par value Series C preferred stock.

The Series A convertible preferred stock has a liquidation preference of $0.10 per share, has super-voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock. On August 30, 2022, the Series A preferred shares owned by TopSight a company owned by Ms. Chen, the Company’s former Chief Financial Officer were redeemed and the Company retired all the Series A Preferred shares. See Notes 4 and 13.

The Series B convertible preferred stock has a liquidation preference of $1.00 per share, has super-voting rights, and votes are determined by multiplying (a) the number of shares of Series B Convertible Preferred Stock held by such holder and (b) the Conversion Ratio, and each share of Series B may be converted into 100 shares of common stock. The Series B preferred shares authorized were increased from 0 to 12,000 shares during the year ended June 30, 2022.

The Series C convertible preferred stock has a liquidation preference of $0.30 per share, plus a 6% per annum liquidation coupon compounded annually since the date of issuance paid only upon a liquidation event, have the right to vote for all matters submitted, including the election of directors, and all other matters as required by law. The Series C shall automatically convert into Common stock by multiplying the number of shares of Series C to be converted by the quotient obtained by dividing (x) the Liquidation Value by (y) the Conversion value upon the date that is the earlier of (a) the closing date of an underwritten, follow-on public offering of shares of the Corporation’s Common Stock with gross offering proceeds of not less than $6,000,000; (b) the date the Corporation receives written notice from a holder of Series C Convertible Preferred Stock of such holder’s desire and intention to convert all or some of such holder’s Series C Convertible Preferred Stock; and (c) June 15, 2024. The Series C preferred shares authorized were increased from 0 to 475,000,000 shares during the year ended June 30, 2022.

Series A Preferred Stock

On August 30, 2022, the Series A preferred shares owned by TopSight a company owned by Zixiao Chen, the Company’s former Chief Financial Officer were redeemed and the Company retired all the Series A Preferred shares. During the three months ended September 30, 2022, there were no issuances of Series A preferred stock. See Notes 4 and 13.

Series B Preferred Stock

During the three months ended September 30, 2022, there were no issuances of Series B preferred stock. See Notes 7 and 8.

Series C Preferred Stock

On July 11, 2022, the company sold 2,166,666 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $650,000 to related parties. A company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors purchased 1,000,000 shares, Zen SRQ LLC a company associated with a former member of the board of directors purchased 833,332 and Core Speed, LLC a Company owned by our Chief Executive officer purchased 333,333 shares. The proceeds were used to fund operations.

On August 16, 2022, John Linss our Chief Executive Officer was issued 2,980,000 shares of our convertible preferred series C stock as part of an amendment to his employment agreement. The stock was valued at $0.30 per share, the cash price paid for all previous issuances of the stock, and vests over a 3-year period unless certain milestones are met in which case it will fully vest sooner. During the 3 months ended September 30, 2022, we recorded a non-cash compensation expense of $36,740 to Salaries and wages in the statement of operations.

Common Stock

During the three months that ended September 30, 2022, there were 6,500,000 shares of common stock issued for the Acquisition of certain assets of ZenSports Inc pursuant to an asset purchase agreement, 1,500,000 shares of common stock issued for the Acquisition of certain assets of Ultimate Gamer LLC pursuant to an asset purchase agreement, and an aggregate 1,430,000 shares of common stock were issued for proceeds of $1,430,000 from the company’s private offering to unaffiliated accredited investors our various dates during the period. See Notes 4, 5, and 13.

On August 26, 2022, we closed on a private offering of our common stock where we sold an aggregate of 750,000 shares of our common stock to 11 third-party investors at a price of $1.00 per share for an aggregate purchase price of $750,000 (the “Private Offering”). Each of the investors had access to information concerning us and our business prospects and represented to us in connection with their purchase that they: (i) acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof; (ii) were accredited investors (iii) could bear the risks of the investment, and (iv) could hold the securities for an indefinite period of time. The offer, sale, and issuance of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.  See Note 4

From August 26 to September 26, 2022, we had multiple closings on our private offering whereby we issued a total of 430,000 shares of Common stock at $1.00 per share for proceeds of $250,000, $80,000, and $100,000 totaling $430,000 to unaffiliated accredited investors. The proceeds were used for operating capital.  See Note 12.

NOTE 11 - STOCK OPTIONS

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments as of September 30, 2022, are as follows:

On June 14, 2022, the Company entered into an employment agreement with John Linss, as the Company’s Chief Executive Officer. The agreement was amended on August 16, 2022. The agreement and amended agreement work in tandem and provide for a 3-year term at an annual base salary of $500,000, a $112,000 signing bonus, a bonus of no less than $425,000 if Mr. Linss is still employed on December 31, 2022, to be paid in January 2023, a bonus of $300,000 should the Company achieve a stock listing up-list, a grant on August 16, 2022, of 2,980,000 restricted Series C convertible stock, which includes voting rights upon execution of the employment agreement. The stock vests on June 13, 2025, or sooner upon the company meets certain milestones, as well as participation in any company benefits, stock option, or bonus plans, none of which have been formalized or entered into at this time. See Notes 12 and 14.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

On June 14, 2022, the Company entered into an employment agreement with John Linss, as the Company’s Chief Executive Officer. The agreement was amended on August 16, 2022. The agreement and amended agreement work in tandem and provide for a 3-year term at an annual base salary of $500,000, a $112,000 signing bonus, a bonus of no less than $425,000 if Mr. Linss is still employed on December 31, 2022, to be paid in January 2023, a bonus of $300,000 should the Company achieve a stock listing up-list, a grant on August 16, 2022, of 2,980,000 restricted Series C convertible stock, which includes voting rights and 100% vesting as of August 16, 2022, or sooner if certain agreed upon transactions occur, as well as participation in any company benefits, stock option or bonus plans, none of which have been formalized or entered into at this time. See Note 12.

Transactions with our former Chief Financial Officer:

During the three months ended September 30, 2022, and 2021, the Company’s former Chief Financial Officer, Zixiao Chen paid $272 and $2,903 of expenses on behalf of the Company and demanded repayment of $272 and $993, respectively. In addition, during July 2022, Ms. Chen was paid $20,000 as part of the Assignment and Assumption agreement described below. The payment was $2,163 greater than the balance owed and with the excess being recorded as part of the gain on the assignment of assets in the September 30, 2022, statement of operations. Leaving a balance due to related party of $0 and $19,976 as of September 30, 2022, and 2021, respectively. See Note 4.

As of September 30, 2022, and 2021, the balance of accrued expenses due to the Company’s former Chief Financial officer was $5,246 and $28,670, respectively. The amounts are included in accrued expenses on the balance sheet.

On April 27, 2020, the Company executed a promissory note with our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. As of September 30, 2022, and 2021, the principal balance is $0 and $35,000 and accrued interest is $0 and $7,614. The interest expense for the year ended June 30, 2022, and 2021 was $3,500 and $3,500 respectively. The note was repaid in full on July 25, 2022. See Note 7.

On July 26, 2022, the Company made 3 payments to the Company’s former Chief Financial Officer totaling $77,000 for the settlement of the three above-noted liabilities, to redeem and retire the 2,000,000 shares of Series A preferred owned by her and outstanding at June 30, 2022, and in anticipation of the execution of assignment and assumption agreement to assume agreed upon assets and liabilities of the Prior Business. The Series A preferred was redeemed and retired on July 26, 2022. The assignment and assumption agreement was executed on September 15, 2022. The payments were made as follows. See Notes 4 and 10.

On July 26, 2022, the Company paid off the promissory note held by the Company’s former Chief Financial Officer for $35,000. The accrued interest was waived. See Note 7.

On July 26, 2022, the company redeemed and retired the 2,000,000 Series A preferred stock owned by Ms. Chen for $22,000. See Notes 4 and 10.

Transactions with our former Chief Executive Officer and current Chairman of our Board of Directors:

On July 11, 2022, the company sold 1,000,000 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $300,000 to a company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors. See Note 8

On August 16, 2022, the non-revolving line of credit demand note was increased to $2,000,000 under the same terms and conditions. See Notes 4 and 10.

On September 12, 2022, we entered into an Asset Purchase Agreement between the Company and Excel Members, LLC, to acquire certain assets of Excel. Mr. Cassidy, a member of our board of directors, our corporate secretary, and the holder of a majority of our issued and outstanding common stock prior to the Transaction, is a member, manager, and controlling owner of Excel.

We purchased a portion of UG assets, consisting primarily of intellectual property, including trademarks, domain name registrations, and UG’s database(s) of users and gamers for 1,500,000 shares of our common stock, See Notes 4 and 10.

Other related party transactions:

On June 14, 2022, the Company entered into an employment agreement with John Linss, as the Company’s Chief Executive Officer. The agreement was amended on August 16, 2022. The agreement and amended agreement work in tandem and provide for a 3-year term at an annual base salary of $500,000, a $112,000 signing bonus, and certain other bonuses and stock grants. See Note12.

On July 11, 2022, the company sold 333,333 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $100,000 to Core Speed, LLC a Company owned by our Chief Executive officer. See Note12.

On July 11, 2022, the company sold 833,332 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $250,000 to Zen SRQ LLC a company where a former member of the board of directors owns a 25% non-controlling interest. See Note12.

NOTE 14 - DISCONTINUED OPERATIONS

On September 15, 2022, we entered into an agreement to assign all of the Prior Business’ (discontinued operations) rights including certain of its assets and liabilities to TopSight, a company owned by Zixiao Chen the Company’s former Chief Financial Offer.  See Note 13.

The assets of and liabilities of our discontinued operations as of June 30, 2022, are included in the balance sheet for comparative purposes as the assets and liabilities for the three months ended have been adjusted to reflect the assignment to TopSight and are included in Gain on assignment of assets in the statement of operations.

The following table shows the balance sheet of discontinued operations as of June 30, 2022:

June 30, 2022
ASSETS

Current assets:
Inventory, net	$992
Total assets	$992

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Due to related party	$5,690
Total liabilities	5,690

Stockholders’ deficit:
Accumulated deficit	(4,698)
Total stockholders’ deficit	(4,698)

Total liabilities and stockholders’ deficit	$992

The following table shows the state of operations of discontinued operations as of June 30, 2022:

	For the three months Ended September 30,
	2022	2021
Revenue	$536	$7,172

Costs of services	2,082	5,970

Gross profit (loss)	(2,618)	1,203

Operating expenses	7,833	377

Net income (loss) from continuing operations, net of income tax	$(9,380)	$826

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2022, to the date these financial statements were issued. The following subsequent events were deemed material and as such disclosed in these financial statements:

On November 9, 2022, the Company drew down $501,000 from the non-revolving line of credit demand note for use in operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward- looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as KeyStar Corp. The wholly-owned subsidiary was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc.

Prior to September 15, 2022, our business consisted of the retail sale of masks and similar products, and convention services (together, “Prior Business”). Through our e-commerce sales channel, we sold KN-95 facemasks, disposable facemasks, and disinfectant wipes through an online store in the United States of America. Through our convention sales channel, we offered convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, many traditional conventions were postponed in the United States. Accordingly, our convention services had been intended to offer online (or virtual) convention services to potential customers. However, as a result of the commencement of the lifting of many travel restrictions, we adjusted our convention services from coordinating virtual conventions to focusing on certain traditional on-site convention services. Through our KeyStarCorp.com website, we offered trade show booth staffing, trade show booth design, manufacturing, and turn-key trade show booths.

On August 26, 2022, we entered into an Asset Purchase Agreement to purchase certain technological assets from ZenSports, Inc. The assets were purchased to allow us to offer gambling and entertainment opportunities through technology, principally the online gaming technology and use of the name ZenSports. We did not acquire all the assets of the Company, the assets we didn’t purchase include, among other assets, ZenSport’s legal entity name “ZenSports, Inc.” and those assets related to ZenSports’ physical casino called the Big Wheel Casino, located in Lovelock, Nevada.

On September 12, 2022, we entered into an Asset Purchase Agreement between the Company and Excel Members, LLC (“Excel”), a company controlled by Bruce Cassidy, the chairman of our board of directors, to acquire certain assets of Excel a company of which a Company controlled by Mr. Cassidy is the manager, and effectively has a controlling interest. Excel acquired certain assets of a company, Ultimate Gamer, LLC, which was formerly an Esports tournament company, through the assignment for the benefit of the creditor’s court process.

On September 15, 2022, we entered into an agreement to assign all of the Prior Business’ rights, including certain of its assets and liabilities, to TopSight Corporation ("TopSight"), a company owned by Zixiao Chen, our former Chief Financial Officer until her resignation effective December 17, 2021. TopSight's services terminated concurrently.

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

The website for our Prior Business is https://www.keystarshop.com. Our Prior Business was an online-based company with no demand for a physical storefront location. Our New Business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our New Business is https://www.keystarcorp.com. The information on our website is not made a part of this Annual Report. Our headquarters address is 8400 W Sunset Rd Suite 300, Las Vegas, NV 89113. Our phone number is: (866) 783-9435.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

During the three months ended September 30, 2022, and 2021, we incurred net losses from continuing operations of $1,401,675 and $24,503, respectively, and net income (loss) from discontinued operations of $(9,380) and $826, respectively. For the three months ended September 30, 2022, there were no revenues from our continuing operations. Revenues from continuing operations are not expected to commence until we have been approved for gaming licensing and have begun Sport Betting operations and/or we have paying customers from our eSports or fintech/digital currency programs. We are in the process of applying for gaming licenses in multiple jurisdictions, including international markets, and are building out our eSports platform offerings. We expect to generate revenues from one or both of our platform offerings within 3 to 6 months.

The significant driver to our losses is principally related to salary, wages, and consulting fees to ready our acquired technology for business and compliance activities expected to commence over the coming months and for professional fees associated with our acquisitions, financings, and licensing activities. During the three months ended September 30, 2022, we closed on two above-noted acquisitions and spun off our Prior Business. We funded these activities by securing funding of $650,000 for the issuance of 2,166,665 shares of our Preferred Series C preferred, an aggregate of $1,430,000 from the issuance of 1,430,000 of our common stock from private placements, and from an increase in our related party demand line of credit from $250,000 to $2,000,000 on which we drew down on $1,043,856.

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

As of September 30, 2022, we had total current assets of $501,206 and total current liabilities of $1,850,069, and a total working capital deficit of $(1,348,863).

Net cash used in operating activities increased by $1,156,113 during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is principally the result of the increase in net loss of $1,411,055 offset by a $208,599 increase in accounts payable and accrued expenses.

The increase in net loss is primarily due to an $833,050 increase in salaries and wages less $36,740 in non-cash compensation and $343,528 in legal and professional fees associated with our asset acquisitions, fundraising, licensing, and other legal and professional costs associated with our transition from our Prior Business to our New Business. Other significant factors are due to the increase in operating expenses of $112,359, for costs principally associated with SAAS and hosting costs, and a $77,720 increase in sales and marketing as we begin to promote our new operations, principally eSports at this time.

Net cash used in investing activities increased by $1,643,094 during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is principally the result of the acquisition of certain assets of ZenSports and Ultimate Gamer and the costs associated with the disposition of our Prior Business.

Cash paid for the acquisitions of certain assets of ZenSports was $1,511,787. Cash associated with the disposition of our Prior Business was $77,000, principally related to the settlement of related a demand note payable to TopSight for $35,000, the accrued expenses payable to Ms. Chen of $20,000 and payment of $22,000 for 2,000,000 preferred shares of Series A stock owned by TopSight.

Net cash provided by financing activities increased by $3,227,608 during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is principally from fundraising and financing used in our acquisitions and to support operations.

The increase in net cash provided by financing is comprised of proceeds of $650,000 for the issuance of 2,166,665 shares of our Preferred Series C preferred stock, the receipt of $102,760 from subscriptions receivable relating to a prior offering of our Series C preferred stock, an aggregate of $1,430,000 from the issuance of 1,430,000 of our common stock from private placements, and increase of $1,043,856 from a draw down on our related party demand line of credit.

We were incorporated on April 16, 2020. Our operations from our Prior Business, to date, our efforts have been devoted primarily to startup and development activities, resulting in negative cash flows and an accumulated deficit from inception through disposition on September 15, 2022. During the three months that ended September 30, 2022, we closed on acquisitions of certain assets of ZenSports and Ultimate Gamer and divested our Prior Business.

We purchased the assets of ZenSports and Ultimate Gamer so we could offer gambling, eSports entertainment, and Decentralized Finance (Defi) opportunities through the acquired technology we are currently enhancing.

As of the filing date of this Quarterly Report, we have ceased all operations relating to our Prior Business and commenced executing our business plan for our New Business. Since our New Business has no history of generating revenues or operating successfully, we will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly, or annual basis. We will have limited capital available to us if we are unable to raise money through private equity offerings or find alternate forms of financing, which we do not have in place at this time.

We do not expect significant revenues in the short term as we transition from our Prior Business to our New Business until we secure jurisdictional gaming licenses allowing us to generate revenues from our Sports Betting capabilities or obtain sponsors or other customers from our eSports or Defi offerings.

We expect to incur significant increases in operating costs as we incur the costs of transitioning from our Prior Business to our New Business and begin to execute our New Business operating plan. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional.

Off Balance Sheet Arrangements

As of September 30, 2022, we had no off balance sheet arrangements.

Going Concern

As of September 30, 2022, the Company has a working capital deficit of $1,348,863. The Company had a net loss from continuing operations of $1,401,675 for the three months ended September 30, 2022. We currently have no customers and will not generate revenues until We do not expect significant revenues in the short term as we transition from our Prior Business to our New Business until we secure jurisdictional gaming licenses allowing us to generate revenues from our Sports Betting capabilities or obtain sponsors or other customers from our eSports or Defi offerings. We expect to incur significant increases in operating costs as we incur the costs of transitioning from our Prior Business to our New Business and begin to execute our New Business operating plan. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2023: (i) appoint additional qualified personnel, as needed, to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	As Exhibit	Filing Date
2.1	Asset Purchase Agreement with KeyStar Corp., ZenSports, Inc., Mark Thomas, Etan Mizrahi-Shalom, Adil Sher and John Dulay, dated August 26, 2022	8-K	2.1	09/01/2022
2.2	Asset Purchase Agreement with Excel Members, LLC, dated as of September 12, 2022	8-K	2.1	09/16/2022
3.1	Articles of Incorporation	S-1	3.1	02/11/2021
3.2	Certificate of Amendment	S-1	3.2	02/11/2021
3.3	Certificate of Designation of Series B Preferred Stock	8-K	3.1	01/12/2022
3.4	Certificate of Designation of Series C Preferred Stock	8-K	3.1	07/05/2022
3.5	Amended and Restated Bylaws	8-K	3.1	10/04/2022
10.1†	Amendment to Employment Agreement with John Linss, dated August 16, 2022.	8-K	10.2	08/23/2022
10.2	Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note, dated August 16, 2022	8-K	10.1	08/23/2022
10.3†	Restricted Stock Award Agreement between KeyStar Corp. and John Linss, dated August 16, 2022	8-K	10.3	08/23/2022
10.4†	KeyStar Corp. 2021 Stock Plan	10-K	10.10	10/13/2022

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	As Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

†Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTAR CORP.
(Registrant)

Date: November 21, 2022

By: /s/ John Linss John Linss Chief Executive Officer (Principal Executive Officer)