Form 10-Q
period 2022-12-31
KeyStar Corp.
filed 2023-02-21
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-252983

KeyStar Corp.
(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street, Suite 800 Miami FL	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (866) 783-9435

9620 Las Vegas Blvd. S STE E4-98, Las Vegas, NV 89123

(Former name or former address, if changed since last report)

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

The number of shares of the issuer’s common stock outstanding as of February 21, 2023, was 39,230,000 shares, par value $0.0001 per share.

KeyStar Corp.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2022, and June 30, 2022 (unaudited);

F-3	Consolidated Statements of Operations for the three and six months ended December 31, 2022, and 2021 (unaudited);

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the three- and six-month periods ended December 31, 2022, and 2021 (unaudited);

F-6	Consolidated Statements of Cash Flow for the six months ended December 31, 2022, and 2021 (unaudited);

F-7	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2022, are not necessarily indicative of the results that can be expected for the full year.

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(unaudited)
ASSETS

Current assets:
Cash	$72,038	$66,241
Prepaid expenses and other current assets	60,207	9,063
Discontinued operations - current assets	-	992
Total current assets	132,245	76,296

Other assets:
Equipment, net	12,368	-
Intangible assets, net	7,081,710	-
Goodwill	1,255,647	-
Security deposit	1,523	1,523
Total other assets	8,351,248	1,523

Total assets	$8,483,493	$77,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$769,841	$352,196
Players balances	30,680	-
Accrued expenses – related party	480,030	23,984
Notes payable - related party	30,000	65,000
Line of credit - related party	1,999,123	166,539
Discontinued operations - current liabilities	-	5,690
Total current liabilities	3,309,674	613,409

Total liabilities	3,309,674	613,409

Commitments and contingencies - See Note 12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS - Continued

	December 31, 2022	June 30, 2022
	(unaudited)
Stockholders’ deficit:
Preferred stock, series A, $0.0001 par value, 25,000,000 shares authorized, 0 and 2,000,000 shares issued and outstanding as of December 31, 2022, and June 30, 2022, respectively	-	200
Preferred stock, series B, $1.00 par value, 12,000 shares authorized, 11,693 and 11,693 shares issued and outstanding as of December 31, 2022, and June 30, 2022, respectively	11,693	11,693
Preferred stock, series C, $0.0001 par value, 25,000,000 shares authorized, 5,813,331 and 666,666 shares issued and outstanding as of December 31, 2022, and June 30, 2022, respectively	582	67
Common stock, $0.0001 par value, 475,000,000 shares authorized, 39,230,000 and 29,800,000 shares issued and outstanding as of December 31, 2022, and June 30, 2022, respectively	3,923	2,980
Additional paid-in capital	9,798,955	1,074,537
Subscriptions receivable	-	(102,760)
Accumulated deficit	(4,641,334)	(1,522,307)
Total stockholders’ deficit	5,173,819	(535,590)

Total liabilities and stockholders’ deficit	$8,483,493	$77,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-		$-

Cost of goods sold	-	-	-		-

Gross profit	-	-	-		-

Operating expenses:
Salaries and wages	1,218,858	-	2,051,908		-
Operating	182,180	-	293,939		-
Depreciation and amortization	1,640	-	1,640		-
Sales and marketing	52,557	-	130,277		-
General and administrative	232,383	16,588	609,124		49,265

Total operating expenses	1,687,618	16,588	3,086,888		27,300

Other income (expense):
Gain on assignment of assets	-	-	4,698		-
Gain on refund	-	-	-		10,000
Loss on extinguishment of debt	-	(821,307)	-		(821,307)
Interest expense - related party	(20,354)	(1,885)	(27,457)		(3,775)

Total other income (expense)	(20,354)	(823,192)	(22,759)		(815,082)

Net loss from continuing operations, net of income taxes	(1,707,972)	(839,780)	(3,109,647)		(864,347)

Net income (loss) from discontinued operations, net of income taxes	-	5,884	(9,380)		6,776
Net loss	$(1,707,972)	$(833,896)	$(3,119,027)		$(857,571)
Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.09)	$	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	39,230,000	29,800,000	36,075,054		29,800,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2022	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$1,074,537	$(102,760)	$(1,522,307)	$(535,590)

Receipt of cash from issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760

Purchase and redemption of Preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)

Issuance of Common stock for cash	-	-	-	-	-	-	1,430,000	143	1,429,857	-	-	1,430,000

Issuance of Common stock for acquisition of certain assets of ZenSports	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000

Issuance of Common stock for acquisition of certain assets of Ultimate Gamer	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436

Issuance of preferred stock for cash	-	-	-	-	2,166,665	217	-	-	649,783	-	-	650,000

Issuance of preferred stock as Compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,411,055)	(1,411,055)

Balance, September 30, 2022	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$9,724,455	$-	$(2,933,362)	$6,807,291

Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	74,500	-	-	74,500

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,707,972)	(1,707,972)

Balance, December 31, 2022	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$9,798,955	-	$(4,641,324)	$5,173,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2021	2,000,000	$200	-	$-	-	$-	29,800,000	$2,980	$53,297	$-	$(59,231)	$(2,754)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(23,677)	(23,677)

Balance, September 30, 2021	2,000,000	$200	-	$-	-	$-	29,800,000	$2,980	$53,297	$-	$(82,908)	$(26,431)

Issuance of preferred stock for extinguishment of debt	-	-	11,693	$11,693	-	-	-	-	$821,307	-	-	833,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(833,896)	(833,896)

Balance, December 31, 2021	2,000,000	$200	11,693	$11,693	-	$-	29,800,000	$2,980	$874,604	$-	$(916,804)	$(27,327)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,119,027)	$(857,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on assignment of assets	(4,698)	-
Expenses paid on behalf of the company by related party	272	3,594
Depreciation and amortization	1,640	-
Impairment of digital assets	16,976	-
Non-cash compensation – related party	111,240	-
Lonn on extinguishment of debt	-	821,307
Changes in operating assets and liabilities:
Inventory	-	6,518
Prepaid expenses and other current assets	(44,023)	9,092
Accounts payable and accrued expenses	571,733	(5,342)
Accounts payable and accrued expenses - related party	319,842	3,775
Players balances	(8,542)	-
Net cash used in operating activities	(2,154,586)	(18,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	(1,314)	-
Purchase of equipment	(4,980)	-
Cash paid for capitalized software	(222,824)	-
Cash paid for capitalized gaming license	(39,041)	-
Cash paid in disposition of assets	(77,000)	-
Cash paid for acquisition of certain assets of ZenSports	(1,511,647)	-
Net cash used in investing activities	(1,856,806)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of amounts due to related party	-	(4,084)
Proceeds from issuance of common stock	1,430,000	-
Proceeds from issuance of Series C convertible preferred stock	650,000	-
Proceeds from line of credit, related party	1,834,430	-
Cash received in satisfaction of stock subscriptions receivable	102,760	-
Net cash provided by financing activities	4,017,189	(4,084)

NET CHANGE IN CASH	5,797	(22,711)

CASH AT BEGINNING OF PERIOD	66,241	88,565

CASH AT END OF PERIOD	$72,038	$65,854

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of certain assets of ZenSports Inc.	$6,500,000	$-
Common stock issued for acquisition of certain assets of Ultimate Gamer, LLC	$56,436	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On September 15, 2022, we executed an assignment and assumption agreement whereby we assigned our e-commerce sales channel and the convention services operating assets to TopSight Corporation (“TopSight”), a company owned by our former Chief Financial Officer Zixiao Chen, effectively discontinuing our historical operations.

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

Effective January 10, 2023, Mr. John Linss (“Linss”) resigned as a member of the Company’s board of directors (“Board”) and as the Company’s Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer pursuant to the terms of a Separation Agreement and Release dated the same date.

On January 10, 2023, the Board appointed Mark Thomas as the new Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer of the Company. Prior to accepting the new position Mr. Thomas was Company’s Chief Product Officer and was the founder and former Chief Executive Officer of ZenSports, Inc.

As part of the change in Chief Executive Officers the Board and Mr. Thomas laid out a plan to change the Company’s business focus from the aforementioned comprehensive platform capability that enables both business-to-business and direct-to-consumer offerings within the online sports betting, eSports, and fintech/digital currency markets. To a singular focus on business-to-consumer (B2C) sports betting in one targeted jurisdiction, Tennessee, for up to a two-year period.  Management is in the process of finalizing and executing the change in business focus. See note 15.

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

Operating results for the three and six-month periods ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The condensed balance sheet at December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $4,641,334 as of December 31, 2022. The Company had a net loss from continuing operations of $3,109,647 and negative cash flows of $2,171,262 from operations for the six months ended December 31, 2022. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2022, expressed substantial doubt about our ability to continue as a going concern.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2022, the cash balance did not exceed the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Historically inventory was carried at the lower of cost and estimated net realizable value, with cost being determined using the first-in, first-out (FIFO) method. The Company established reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value of the inventory based on the estimated reserve percentage, which considers historical usage, known trends, inventory age, and market conditions. When the Company disposed of excess and obsolete inventories, the related disposals were charged against the inventory reserve. On September 15, 2022, the remaining balance of inventory was assigned to TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer. See Note 2.

Equipment

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

Intangible Assets, internally developed capitalized software, and website development costs

Internally developed capitalized software, and website development costs are stated at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets is assets greater than $5,000. Expenditures for maintenance and repairs are expensed as incurred. Internally developed capitalized software and development and capitalized gaming license costs are included in intangible assets on the balance sheet. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings.

Estimated useful lives are as follows:

Capitalized software and website development	3 years

Business intellectual property

Business intellectual property is principally related to technological assets acquired through Asset Purchase Agreements and is carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the asset’s estimated useful life.  Expenditures for maintenance and repairs are expensed as incurred.  Business intellectual property is included in intangible assets on the balance sheet. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. As of December 31, 2022, business intellectual property had not been placed in service and as such there was no depreciation during the period. See Note 4.

Estimated useful lives are as follows:

Business intellectual property	3 years

At December 31, 2022, the Company acquired definite-lived intangible assets consisting of goodwill and trademarks.

Digital assets

Digital assets are carried at cost and are principally comprised of our SPORTS utility token and various Cryptocurrencies including Bitcoin, Ethereum, ICX, and, USDT, with indefinite useful lives. The Company identifies the lowest traded value per currency in a fiscal quarter and if the value is lower than the recorded value we record a permanent impairment at that time. Intangible assets determined to have an indefinite useful life are not amortized.

Gaming licenses

Certain costs, generally legal and professional fees, are required to attain jurisdictional gaming licenses in order to legally operate our core sports betting business. Gaming licenses, with indefinite useful lives, are tested at least on an annual basis as to the assets that have been impaired. Intangible assets determined to have an indefinite useful life are not amortized.  Annual gaming license fees and legal and professional fees required to maintain the licenses are recorded as period costs in the statement of operations.

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

The Company conducts its annual impairment tests at June 30 of each year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. At December 31, 2022, management determined there was no impairment identified for any trademarks with indefinite useful lives.

Lease Commitments

The Company has no long-term lease commitments. Effective January 10, 2023, The Company moved its headquarters to Miami Florida. As part of the move effective January 1, 2023, the Company assumed the office lease of a related party, ZenSports, Inc.  The lease expires on September 30, 2023, and has a minimum monthly lease payment of $6,500.

The Company rented office space for its former corporate headquarters in Las Vegas Nevada on a month-to-month lease for $1,700 per month. The Las Vegas lease was terminated effective January 31, 2023. Prior to

September 15, 2022, the company rented a storage facility for its inventory on a variable month-to-month lease agreement, rents ranged from $58 to $123 per month.

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

As of December 31, 2022, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, related party notes payable, and related party line of credit approximate the fair value because of their short maturities.

The Company has had no transfers between levels of its assets or liabilities as of December 31, 2022.

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

The Company’s Prior Busines was providing quality merchandise through its former online store in the United States of America. Due to the COVID-19 pandemic, the Company was focusing on providing disposable face masks and KN-95 face masks at affordable prices. Customers ordered and paid for the products through the online store, when the Company confirmed the order and payment, the Company delivered the product through common carriers, at which point the Company recognized revenue, as this is when our performance obligation is satisfied. The Company recorded actual sales returns when the customers return the products. The transaction price has not been affected by returns based as the Company did have significant returns.

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the three months ended December 31, 2022, and 2021, the Company recognized e-commerce sales of products $-0- and, $2,400, and Convention services revenues of $-0- and $35,490 respectively. For the six months ended December 31, 2022, and 2021, the Company recognized e-commerce sales of products $-0- and, $9,542, and Convention services revenues of $-0- and $35,490 respectively. See note 14.

For the three and the six months that ended December 31, 2022, there were no revenues from our continuing operations. Revenues from operations are not expected to commence until we have been approved for a gaming license and have begun Sport Betting operations. During February 2023 we submitted our sports betting gaming application in Tennessee and are awaiting approval. We expect to generate revenues from our sports betting mobile app offerings within 1 to 2 months after we receive license approval. See note 15.

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

Earnings per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of December 31, 2022, there were 20,547,070 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 - INVENTORY

As of December 31, 2022, and June 30, 2022, the value of inventory was $0 and $992, respectively.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory on estimated reserve percentage, which considers historical usage, known trends, inventory age, and market conditions. All inventory is associated with discontinued operations. As of December 31, 2022, and June 30, 2022, the Inventory reserve was $0 and $175, respectively. See Note 14.

	December 31, 2022	June 30, 2022
Disposable Face Masks	$-	$1,167
Total Inventory	-	1,167
Less: Inventory Reserve	-	(175)
Inventory, net	$-	$992

NOTE 3 - EQUIPMENT AND CAPITALIZED SOFTWARE

Equipment and Website development costs of $7,903 of $26,037, respectively, were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a related party transaction. The equipment and the Website development costs were recorded at the net book value of Ultimate Gamer, LLC on the date of close, and are included in the respective account balances below.  See note 4.

The Company’s equipment, capitalized software, and website development consisted of the following as of:

	December 31, 2022	June 30, 2022
Equipment	$12,882	$-
Total	12,882	-
Less: accumulated depreciation	515	-
Equipment, net	$12,368	$-

	December 31, 2022	June 30, 2022
Capitalized software	$209,324	$-
Website development	40,137
Total	249,461	-
Less: accumulated amortization	1,125	-
Capitalized Software, net	$248,336	$-

Capitalized Software is included in intangible assets on the balance sheet. Depreciation expense of equipment and amortization expense of capitalized software during the six months ended December 31, 2022, were $1,640 and $-0-, respectively.

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

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the ZenSports asset acquisition been completed on July 1, 2021, or to project potential operating results as of any future date for any future periods.

The following shows the proforma results for the three and six months ended December 31, 2022, and 2021 as if the acquisition had occurred on July 1, 2021.

	For the three months Ended December 31,
	2022	2021
Revenue	$5,472	$159,591
Net Loss	$(3,782,376)	$(2,235,670)
Net loss per common share - basic and diluted	$(0.10)	$(0.08)
Weighted average number of common shares outstanding - basic and diluted	36,075,054	29,800,000

	For the Six months Ended December 31,
	2022	2021
Revenue	$-	$45,062
Net Loss	$(1,707,968)	$(1,497,556)
Net loss per common share - basic and diluted	$(0.04)	$(0.05)
Weighted average number of common shares outstanding - basic and diluted	39,230,000	29,800,000

Ultimate Gamer

On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, our Chairman and a member of our Board of Directors, to acquire certain assets of a company acquired previously by Excel through an assignment for the benefit of creditors. Ultimate Gamer, LLC (“UG”), which was formerly in the business of organizing and operating in-person and online video game competitions tournaments, originally owned these assets. The purchased assets included the brand name Ultimate Gamer.

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

After the foregoing transactions and the disposition of our prior business, we have effectively ceased our Prior Business operations. See Notes 1 and 12.

NOTE 5 - LONG LIVED INTANGIBLE ASSETS

Digital assets are carried at cost and are principally comprised of our SPORTS utility token and various Cryptocurrencies including Bitcoin, Ethereum, ICX, and USDT, with indefinite useful lives. The impairments recorded in the statement of operations during the six months ended December 31, 2022, for the year ended June 30, 2022, were $16,976 and $0, respectively.

Digital assets are comprised of the following at:

	December 31, 2022	June 30, 2022
SPORTS utility token	$45,350	$-
Bitcoin	266	-
Ethereum	224	-
ICX	21	-
USDT	848	-
Total	46,708	-
Less: impairment	(16,976)	-
Net carrying value	$29,732	$-

Business intellectual property and Goodwill were recorded at estimated allocated acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. Management used the sellers outside third-party valuation to value the Business intellectual property. The company’s proprietary SPORTS utility token and player balances were valued at fair market value on the date of acquisition using readily available Cryptocurrency market prices, net of impairment. The remaining value was allocated to Goodwill. Management is in the process of contracting with a third-party valuation firm to prepare a valuation and allocation analysis to be used in the final purchase accounting. There was no impairment recorded during the three months that ended December 31, 2022 or the year that ended June 30, 2022. See Notes 4 and 10.

The trademarks were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a related party transaction.  The equipment and trademarks acquired were recorded at the net book value of Ultimate Gamer, LLC on the date of close, which included the depreciation for September

2022. There was no impairment recorded during the six months that ended December 30, 2022, or the year ended

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the six months that ended December 31, 2022 or the year that ended June 30, 2022. See Note 1.

At December 31, 2022, and June 30, 2022, digital assets, business intellectual property, gaming licenses, trademarks, and are included in Intangible assets, net on the balance sheet. See Notes 4, 11, and 15.

Long-lived intangible assets are comprised of the following at:

	December 31, 2022	June 30, 2022
Business intellectual property	$6,742,706	$-
Gaming licenses	39,041	-
Trademarks	21,896	-
Total	6,803,643	-
Less: impairment	-	-
Provisional goodwill	1,255,647	-
Net carrying value	$8,059,290	$-

	December 31, 2022	June 30, 2022
Capitalized software	$209,324	$-
Website development	40,137
Total	249,461	-
Less: accumulated amortization	1,125	-
Capitalized Software, net	$248,336	$-

NOTE 6 - PLAYERS’ BALANCES

The player’s balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of December 31, 2022, are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. The company is not currently licensed to operate its sports betting app and is in the process of obtaining a gaming license, as such there are no new sports betting deposits since the initial recording, only payouts. The Digital liabilities are valued at fair market value for each currency at the closing market value on the last day of each fiscal quarter. Fair market value gains and losses are recorded in the statement of operations. See Note 4.

Players’ balances are comprised of the following at:

	December 31, 2022	June 30, 2022
SPORTS utility token	$5,544	$-
Bitcoin	3,259	-
ICX	54	-
USDT and USD	21,823	-
Total	$30,680	-

NOTE 7 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen. The interest expense for the six months ended December 31, 2022, and 2021 was $0 and $2,016 respectively. See Notes 4, 10, and 13.

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

As of December 31, 2022, and June 30, 2022, the principal balance is $30,000 and $30,000 and accrued interest is $5,996 and $4,496, respectively. The interest expense for the six months ended December 31, 2022, and 2021 was $1,500 and $1,500, respectively. See Note 13.

On December 28, 2021, in connection with the assignment of that certain Convertible Demand Promissory Note dated April 20, 2020, in the principal amount of $10,000 (the “Demand Note”) that was initially in favor of Zixiao Chen (our Chief Financial Officer at the time of the Demand Note’s issuance) was purchased from Ms. Chen by Eagle Investment Group, LLC, we amended and restated the demand note (the “Demand Note”) that is now in favor of Eagle Investment Group, LLC. a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors. As part of a related transaction, the note was converted into shares of Series B Convertible Preferred Stock. See Note 8.

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

On December 28, 2021, the noteholder transferred the loan to another entity that is controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) and the Chairman of our Board of Directors. The Company and the new noteholder mutually agreed to allow the note to be converted into shares of Series B Convertible Preferred Stock at the conversion price of $1.00 per share. The principal balance and accrued interest were converted into 11,693 shares of Series B Convertible Preferred Stock. The fair value of the stock was $833,000 and the Company recorded a loss on extinguishment of debt of $821,307 during the year ended June 30, 2022. See Note 10.

NOTE 9 - LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors. The note bears interest at 5% per annum.

On August 16, 2022, the non-revolving line of credit demand note was increased to $2,000,000 under the same terms and conditions. On August 24, 2022, we drew down a total of $1,037,430 on the line of credit of which $735,120 was used to pay net bonus payments made as part of cash payments made in association with the ZenSports asset purchase described below, the remainder was used to pay payroll taxes associated with the ZenSports asset purchase bonus and ongoing operating costs, principally compensation and recurring operating services. As of December 31, 2022, the balance of the line of credit is $2,026,999 including accrued interest. See Notes 4, 13, and 15.

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.0001 per share and 25,000,000 shares of preferred stock, par value $0.0001 per share; of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock, 12,000 shares have been designated as Series B Convertible Preferred Stock and 6,700,000 shares have been designated as Series C Convertible Preferred Stock.

The Series A Convertible Preferred Stock has a liquidation preference of $0.10 per share, has super-voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock. On August 30, 2022, the Series A shares owned by TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. See Notes 4 and 13.

The Series B Convertible Preferred Stock has a liquidation preference of $1.00 per share, has super-voting rights, and votes are determined by multiplying (a) the number of Series B shares held by such holder and (b) the conversion ratio, and each Series B share may be converted into 100 shares of common stock. The authorized Series B shares were increased from 0 to 12,000 shares during the year ended June 30, 2022.

The Series C Convertible Preferred Stock has a liquidation preference of $0.30 per share, plus a 6% per annum liquidation coupon compounded annually since the date of issuance paid only upon a liquidation event, have the right to vote for all matters submitted, including the election of directors, and all other matters as required by law. The Series C shares shall automatically convert into common stock by multiplying the number of Series C shares to be converted by the quotient obtained by dividing (x) the liquidation value by (y) the conversion value upon the date that is the earlier of (a) the closing date of an underwritten, follow-on public offering of shares of the Company’s common stock with gross offering proceeds of not less than $6,000,000; (b) the date the Company receives written notice from a holder of Series C shares of such holder’s desire and intention to convert all or some of such holder’s Series C shares; and (c) June 15, 2024. The number of Series C shares the Company is authorized to issue was increased from 0 to 475,000,000 shares during the year ended June 30, 2022.

Series A Convertible Preferred Stock

On August 30, 2022, the Series A shares owned by TopSight, a company owned by Zixiao Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. During the six months that ended December 31, 2022, there were no issuances of Series A shares. See Notes 4 and 13.

Series B Convertible Preferred Stock

During the six months that ended December 31, 2022, there were no issuances of Series B shares. See Notes 7 and 8.

Series C Convertible Preferred Stock

On July 11, 2022, the Company sold 2,166,666 shares of its Series C Convertible Preferred Stock at $0.30 per share for total proceeds of $650,000 to related parties. A company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors purchased 1,000,000 shares, Zen SRQ LLC a company associated with a former member of the board of directors purchased 833,332 and Core Speed, LLC a Company owned by John Linss our former Chief Executive Officer and former member of our board of directors purchased 333,333 shares. The proceeds were used to fund operations. See notes 1, 13, and 15.

On August 16, 2022, John Linss our former Chief Executive Officer and former member of our board of directors was issued 2,980,000 shares of our Series C Convertible Preferred Stock as part of an amendment to his employment agreement. The stock was valued at $0.30 per share, the cash price paid for all previous issuances of the stock, and vests over a 3-year period unless certain milestones are met in which case it will fully vest sooner. During the three and six months that ended December 31, 2022, we recorded a non-cash compensation expense of $74,500 and $111,240, respectively to Salaries and wages in the statement of operations. See notes 1, 13, and 15.

Effective January 10, 2023, John Linss our former Chief Executive Officer and former member of our board of directors resigned. As part of the separation agreement and release as of that date, the parties agreed that Mr. Linss through his ownership of CoreSpeed, LLC has rights set forth in the Award Agreement concerning the restricted Series C Convertible Preferred Stock that will be the same as though he did not resign but that his employment was involuntarily terminated by KeyStar without Cause. Accordingly, the parties will consider Linss’s resignation a Vesting Acceleration Event of the restricted Series C Convertible Preferred Stock.

Linss and Corespeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and KeyStar has agreed to purchase all of their Series C shares for a total of $2,000,000 pursuant to the terms of definitive agreements which the Parties agree to promptly negotiate and cause to be prepared in good faith. See notes 1, 13 and 15.

Common Stock

During the six months that ended December 31, 2022, there were 6,500,000 shares of common stock issued for the Acquisition of certain assets of ZenSports Inc pursuant to an asset purchase agreement, 1,500,000 shares of common stock issued for the Acquisition of certain assets of Ultimate Gamer LLC pursuant to an asset purchase agreement, and an aggregate 1,430,000 shares of common stock were issued for proceeds of $1,430,000 from the company’s private offering to unaffiliated accredited investors our various dates during the period. See Notes 4, 5, and 13.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

On June 14, 2022, the Company entered into an employment agreement with John Linss, as the Company’s Chief Executive Officer. The agreement was amended on August 16, 2022. The agreement and amended agreement work in tandem and provide for a 3-year term at an annual base salary of $500,000, a $112,000 signing bonus, a bonus of no less than $425,000 if Mr. Linss is still employed on December 31, 2022, to be paid in January 2023, a bonus of $300,000 should the Company achieve a stock listing up-list, a grant on August 16, 2022, of 2,980,000 restricted shares of Series C Convertible Preferred Stock, which includes voting rights upon execution of the employment agreement. The stock vests on June 13, 2025, or sooner upon the company meets certain milestones, as well as participation in any company benefits, stock option, or bonus plans, none of which have been formalized or entered into at this time. The $425,000 bonus was paid on January 31, 2023.

Effective January 10, 2023, John Linss, our former Chief Executive Officer and former member of our board of directors resigned.  As part of the separation agreement and release as of that date, the Parties agreed that Mr. Linss through his ownership of CoreSpeed, LLC has rights set forth in the Award Agreement concerning the restricted preferred series C convertible stock that will be the same as though he did not resign but that his employment was involuntarily terminated by KeyStar without Cause. Accordingly, the Parties will consider Linss’s resignation a Vesting Acceleration Event of the restricted series C convertible stock.

Linss and CoreSpeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and KeyStar has agreed to purchase all of the Subject Shares for a total of $2,000,000 pursuant to the terms of definitive agreements which the Parties agree to promptly negotiate and cause to be prepared in good faith. The Parties agree that the definitive agreements will include, amongst other things, the following terms: (i) CoreSpeed will sell 333,333 shares of the Subject Shares for $201,200, which purchase price will be paid in immediately available funds at the closing, (ii) Linss will sell 2,980,000 shares of the Subject Shares for $1,798,800, which purchase price will be paid with $98,800 in immediately available funds at the closing and a seller-financing promissory note with a principal amount of $1,700,000.00 (the “Note”). The Parties agree that the Note will be unsecured, will include an interest rate of 5% per annum, will not include early prepayment penalties, and will require the following payments: (A) no less than $850,000, in aggregate, of one or more payments, will be due by the 12-month anniversary of the Note, and (B) a balloon payment for the balance of Note will be due by the earlier of the 24-month anniversary of the Note or 5 days after an Uplist (as that term is defined in the Award Agreement).  See notes 1,12, 13, and 15.

On January 10, 2023, the Board appointed Mark Thomas (“Thomas”) as the new Chief Executive Officer appointment, Thomas has served as the Company’s Chief Marketing Officer and Chief Product Officer since June 2022. In lieu of an employment agreement, Thomas received a written offer letter (the “Offer”) that states he will receive an annual salary of $380,000, and he is eligible to participate in the Company’s benefit plans. Furthermore, by February 1, 2023, the Board will set milestones with incentive compensation (in either annual salary increases or bonuses) in such amounts that, if all of the milestones are met, Thomas’ total annual compensation will reach $500,000 or more.

On February 1, 2023, the Board of Directors approved certain incentives not previously specified in Mr. Thomas’ January 10, 2023 offer letter.  The incentives are as follows:

1.Within 60 calendar days after the Company has $1,000,000 or more in Gross Gaming Revenue, the Board will engage at least two executive compensation consultants to provide reports to the Board regarding the compensation of Chief Executive Officers of comparable companies. The Board will timely review and consider such reports in determining potential adjustments to your “Annual Salary.”  Any adjustments will be at the Board’s sole discretion.

2.In the event that the Company receives a sports betting license (or equivalent) in the State of Tennessee, within 30 days after the issue date, Mr. Thomas will receive a cash bonus of $50,000.

3.For the next 24 months, in each event that the Company receives a sports betting license (or equivalent) in a new jurisdiction (other than the State of Tennessee), within 30 days after the issue date, Mr. Thomas will receive a cash bonus in an amount equal to the lesser of (a) $100,000, or (b) the product of 0.01% multiplied by the subject jurisdiction’s trailing 12-month sports betting handle (using the most recent 12 months reported by Legal Sports Report (“LSR”) which currently posts such data at www.legalsportsreport.com/sports-betting/revenue/). After the 24-month period, the Board (or its Compensation Committee, if any) will review and consider an extension or adjustment to this bonus structure.  Any extensions or adjustments will be at the Board’s sole discretion.

4.If the net loss of the Company for its 2022-2023 fiscal year, as determined by the Company’s Chief Financial Officer, is less than $6,197,719 (the “Benchmark”), Mr. Thomas will be eligible for a cash bonus in an amount equal to 8% of the difference of the actual net loss minus the Benchmark. The cash bonus will be due within 30 days after the determination of the 2022-2023 fiscal year net loss.

Mr. Thomas’ employment with the Company will continue to be “at will.”. If said employment with Company is terminated without “Cause,” he will be entitled to a severance through continued payments of his current annual base salary of $380,000 for 6 months. See notes 1 and 15.

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available about an event that occurs requiring a change.

NOTE 13 - RELATED PARTY TRANSACTIONS

Transactions with our former and current Chief Executive Officers:

On June 14, 2022, the Company entered into an employment agreement with John Linss, as the Company’s Chief Executive Officer. The agreement was amended on August 16, 2022. The agreement and amended agreement work in tandem and provide for a 3-year term at an annual base salary of $500,000, a $112,000 signing bonus, and certain other bonuses and stock grants. See Note 12.

On July 11, 2022, the company sold 333,333 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $100,000 to Core Speed, LLC a Company owned by our Chief Executive officer. See Note 12.

Effective January 10, 2023, John Linss, our former Chief Executive Officer and former member of our board of directors resigned. As part of the separation agreement and release as of that date, the Parties agreed that Mr. Linss through his ownership of CoreSpeed, LLC has rights set forth in the Award Agreement concerning the restricted preferred series C convertible stock that the Parties will consider Linss’s resignation a Vesting Acceleration Event of the restricted series C convertible stock.

Linss and CoreSpeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and KeyStar has agreed to purchase all of the Subject Shares for a total of $2,000,000 pursuant to the terms of definitive agreements which the Parties agree to promptly negotiate and cause to be prepared in good faith. See notes 1,12, 13 and 15.

On January 10, 2023, the Board appointed Mark Thomas (“Thomas”) as the new Chief Executive Officer appointment. In lieu of an employment agreement, Thomas received a written offer letter (the “Offer”) that states he will receive an annual salary of $380,000, and he is eligible to participate in the Company’s benefit plans. Furthermore, by February 1, 2023, the Board will set milestones with incentive compensation (in either annual salary increases or bonuses) in such amounts that, if all of the milestones are met, Thomas’ total annual compensation will reach $500,000 or more.

On February 1, 2023, the Board of Directors approved certain incentives not previously specified in Mr. Thomas’ January 10, 2023 offer letter. See notes 1 and 15.

Transactions with our former Chief Financial Officer:

During the six months ended December 31, 2022, and 2021, the Company’s former Chief Financial Officer, Zixiao Chen paid $3,576 and $3,594 of expenses on behalf of the Company and was repaid $1,424 and $4,084, respectively. In addition, during July 2022, Ms. Chen was paid $20,000 as part of the Assignment and Assumption agreement described below. The balance owing Zixiao Chen recorded in due to a related party in the balance sheet of $0 and $17,576 as of December 31, 2022, and 2021, respectively.

As of December 31, 2022, and 2021, the balance of accrued Interest due to the Company’s former Chief Financial officer was $0 and $8,859, respectively. The amounts are included in accrued expenses on the balance sheet.

On April 27, 2020, the Company executed a promissory note with our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. As of December 31, 2022, and 2021, the principal balance is $0 and $35,000 and accrued interest is $0 and $5,864. The interest expense for the six months ended December 31, 2022, and 2021 was $2,016 and $0 respectively. The note was repaid in full on July 25, 2022. See Note 7.

On July 26, 2022, the Company made 3 payments to the Company’s former Chief Financial Officer totaling $77,000 for the settlement of the three above-noted liabilities, to redeem and retire the 2,000,000 shares of Series A Convertible Preferred Stock owned by her and outstanding at June 30, 2022, and in anticipation of the execution of assignment and assumption agreement to assume agreed upon assets and liabilities of the Prior Business. The Series A shares were redeemed and retired on July 26, 2022. The assignment and assumption agreement was executed on September 15, 2022. The payments were made as follows. See Notes 4 and 10.

On July 26, 2022, the Company paid off $17,837 in accrued expenses owing to the Company’s former Chief Financial Officer for $20,000, the excess payment of $2,163 was recorded against the gain on assignment in the statement of operations.

On July 26, 2022, the Company paid off the promissory note held by the Company’s former Chief Financial Officer for $35,000. The accrued interest was waived. See Note 7.

On July 26, 2022, the company redeemed and retired the 2,000,000 shares of Series A Convertible Preferred Stock owned by Ms. Chen for $22,000. See Note 10.

Transactions with our former Chief Executive Officer and current Chairman of our Board of Directors:

On July 11, 2022, the company sold 1,000,000 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $300,000 to a company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) and the Chairman of our board of directors. See Note 8.

On August 16, 2022, the non-revolving line of credit demand note with Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors was increased to $2,000,000 under the same terms and conditions. Subsequent to December 31, 2022, the Company exceeded the $2,000,000 principal borrowing limit by an aggregate additional borrowing total of $1,037,624. See Notes 4, 10, and 15.

On September 12, 2022, we entered into an Asset Purchase Agreement between the Company and Excel Members, LLC, to acquire certain assets of Excel. Mr. Cassidy, a member of our board of directors, our corporate secretary, and the holder of a majority of our issued and outstanding common stock prior to the Transaction, is a member, manager, and controlling owner of Excel.

We purchased a portion of UG assets, consisting primarily of intellectual property, including trademarks, domain name registrations, and UG’s database(s) of users and gamers for 1,500,000 shares of our common stock, See Notes 4, and 10.

Other related party transactions:

On July 11, 2022, the company sold 833,332 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $250,000 to Zen SRQ LLC a company where a former member of the board of directors owns a 25% non-controlling interest. See Note12.

Effective January 1, 2023, the Company assumed the office lease of a related party, ZenSports, Inc.  The lease expires on September 30, 2023, and has a monthly lease payment of $7,083. See note 1.

NOTE 14 - DISCONTINUED OPERATIONS

On September 15, 2022, we entered into an agreement to assign all of the Prior Business’ (discontinued operations) rights including certain of its assets and liabilities to TopSight, a company owned by Zixiao Chen the Company’s former Chief Financial Offer.  See Note 13.

The assets and liabilities of our discontinued operations as of June 30, 2022, are included in the balance sheet for comparative purposes as the assets and liabilities for the three months ended have been adjusted to reflect the assignment to TopSight and are included in Gain on assignment of assets in the statement of operations.

The following table shows the balance sheet of discontinued operations as of:

June 30, 2022
ASSETS

Current assets:
Inventory, net	$992
Total assets	$992

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Due to related party	$5,690
Total liabilities	5,690

Stockholders’ deficit:
Accumulated deficit	(4,698)
Total stockholders’ deficit	(4,698)

Total liabilities and stockholders’ deficit	$992

The following table shows the state of the unaudited discontinued operations:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021

Revenue	$-	$37,890	$536	$45,062
Costs of services	-	31,670	2,082	37,640
Gross profit (loss)	-	6,220	(1,546)	7,422
Operating expenses	-	336	7,833	646
Net income (loss) from continuing operations, net of income tax	$-	$5,884	$(9,380)	$6,776

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2022, to the date, these financial statements were issued, and as of February 21, 2023, there were no other material subsequent events to disclose in these financial statements.

Effective January 10, 2023, John Linss, our former Chief Executive Officer and former member of our board of directors resigned.  As part of the separation agreement and release as of that date, the Parties agreed that Mr. Linss through his ownership of CoreSpeed, LLC has rights set forth in the Award Agreement concerning the restricted preferred series C convertible stock that the Parties will consider Linss’s resignation a Vesting Acceleration Event of the restricted series C convertible stock.

Linss and CoreSpeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and KeyStar has agreed to purchase all of the Subject Shares for a total of $2,000,000 pursuant to the terms of definitive agreements which the Parties agree to promptly negotiate and cause to be prepared in good faith. See notes 1,12, 13 and 15.

On January 10, 2023, the Board appointed Mark Thomas (“Thomas”) as the new Chief Executive Officer appointment. In lieu of an employment agreement, Thomas received a written offer letter (the “Offer”) that states he will receive an annual salary of $380,000, and he is eligible to participate in the Company’s benefit plans. Furthermore, by February 1, 2023, the Board will set milestones with incentive compensation (in either annual salary increases or bonuses) in such amounts that, if all of the milestones are met, Thomas’ total annual compensation will reach $500,000 or more.

On February 1, 2023, the Board of Directors approved certain incentives not previously specified in Mr. Thomas’ January 10, 2023 offer letter.  See notes 1 and 15.

As part of the change in Chief Executive officers the Board and Mr. Thomas laid out a plan to change the Company’s business focus from the previous comprehensive platform capability that enables both business-to-business and direct-to-consumer offerings within the online sports betting, eSports, and fintech/digital currency markets. To a singular focus on business-to-consumer (B2C) sports betting in one targeted jurisdiction, Tennessee, for up to a two-year period.  Management is in the process of finalizing and executing the change in business focus.

During February 2023 we submitted our sports betting gaming application in Tennessee, including our proprietary peer-to-peer sports betting feature. We are awaiting approval which can take up to three months or more.  Once approved we can commence live sports betting and commence the revenue process.

The Company maintains a non-revolving line of credit demand note with Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors with a $2,000,000 credit limit. Subsequent to December 31, 2022, the Company exceeded the $2,000,000 principal borrowing limit by an aggregate additional borrowing total of $1,037,624. Excel Family Partners, LLLP verbally committed to funding the Company’s operating cash requirements in good faith while the parties finalize negotiations of amended demand note agreement. The amendment is expected to be finalized by the end of February 2022.  See Notes 4, 10, and 13.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as KeyStar Corp. The wholly-owned subsidiary was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc.

KeyStar Corp., through its Zensports branded offerings is a Sports wagering operator that offers traditional sports book plus peer-to-peer wagering through its ZenSports mobile platform. The Zensports platform offers a traditional sports book where customers can bet against the house, as well as a peer-to-peer sports betting marketplace. With ZenSports’ peer-to-peer marketplace, customers can create their own bets with their own odds and terms. Peer-to-peer bets can be shared with friends or via the app’s mobile two-sided marketplace, right from their phone.

Prior to September 15, 2022, our business consisted of the retail sale of masks and similar products, and convention services (together, “Prior Business”). Through our e-commerce sales channel, we sold KN-95 facemasks, disposable facemasks, and disinfectant wipes through an online store in the United States of America. Through our convention sales channel, we offered convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, many traditional conventions were postponed in the United States. Accordingly, our convention services had been intended to offer online (or virtual) convention services to potential customers. However, as a result of the commencement of the lifting of many travel restrictions, we adjusted our convention services from coordinating virtual conventions to focusing on certain traditional on-site convention services. Through our KeyStarCorp.com website, we offered trade show booth staffing, trade show booth design, manufacturing, and turn-key trade show booths. The above is collectively described as our historical operations.

On August 26, 2022, we entered into an Asset Purchase Agreement to purchase certain technological assets from ZenSports, Inc. The assets were purchased to allow us to offer gambling and entertainment opportunities through technology, principally the online gaming technology and use of the name ZenSports. We did not acquire all the assets of the Company, the assets we didn’t purchase include, among other assets, ZenSport’s legal entity name “ZenSports, Inc.” and those assets related to ZenSports’ physical casino called the Big Wheel Casino, located in Lovelock, Nevada. These technological assets now comprise the underlying technology in our Sports wagering operator business through ZenSports mobile platform.

On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC (“Excel”), a company controlled by Bruce Cassidy, the chairman of our board of directors, to acquire certain assets of Excel a company of which a Company controlled by Mr. Cassidy is the manager, and effectively has a controlling interest. Excel acquired certain assets of a company, Ultimate Gamer, LLC, which was formerly an Esports tournament company, through the assignment for the benefit of the creditor’s court process.

On September 15, 2022, we entered into an agreement to assign all of the Prior Business’ rights, including certain of its assets and liabilities, to TopSight Corporation (“TopSight”), a company owned by Zixiao Chen, our former Chief Financial Officer until her resignation effective December 17, 2021. TopSight’s services were terminated concurrently.

As a result of the foregoing transactions, we have effectively ceased operations relating to our Prior Business and commenced operations relating to both B2B and B2C offerings within online sports betting, eSports, and Decentralized Finance (DeFi) fintech (collectively, “New Business”). With our New Business, augmented by net new development of products and services, we intend to pursue global business opportunities through a platform we’ve designed to be a flexible foundation for corporate growth.

Through our ZenSports brand, we will be offering a modern, full-featured, native mobile, and global online sports betting platform incorporating a sports book, peer-to-peer betting, fiat ($, €, £, ¥, etc.), and digital currency for betting, eSports wagering, loyalty, and player retention.

Through our Ultimate Gamer brand, we expect to offer a modern, full-featured mobile and PC-based eSports tournament management platform designed to improve the overall experience and reduce digital friction for the 3.24 billion gamers that seek the ability to curate their online gaming experience in a personalized manner.

Through our Burstive brand, we expect to offer comprehensive financial services utilizing a DeFi backbone that will incorporate a blockchain-based digital currency and marketplace infrastructure. Burstive is integrated with our ZenSports and Ultimate Gamer brands, and together they provide differentiation in their respective markets and a foundation for success for white-label partners in online sports betting, eSports, e-commerce, and financial services.

Effective January 10, 2023, Mr. John Linss (“Linss”) resigned as a member of the Company’s board of directors (the “Board”) and as the Company’s Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer pursuant to the terms of a Separation Agreement and Release dated the same date.

On January 10, 2023, the Board appointed Mark Thomas as the new Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer of the Company. Prior to accepting the new position Mr. Thomas was Company’s Chief Product Officer and was the founder and former Chief Executive Officer of ZenSports, Inc.

As part of the change in Chief Executive Officers, the Board and Mr. Thomas laid out a plan to change the Company’s business focus from the aforementioned comprehensive platform capability that enables both business-to-business and direct-to-consumer offerings within the online sports betting, eSports, and fintech/digital currency markets. Currently, we are not pursuing a global licensing strategy for obtaining online gaming licenses and a go-to-market strategy to monetize our assets. As a result of the above change in leadership and per communications with the Board, we have repositioned our business model to a singular focus on business-to-consumer (B2C) sports betting in one targeted jurisdiction, Tennessee, for up to a two-year period.  Management is in the process of finalizing and executing the change in business focus.

Being a start-up company, our Prior Business had limited revenues and limited operating history. Our New Business continues in a start-up mode as we aggregate our recent asset acquisitions and continue the development of our comprehensive platform capability. At present, we have submitted the full application for approval to the Tennessee Sports Wagering Advisory Counsel (SWAC) for approval. We believe we can be licensed in as quickly as three months and continue to work directly with SWAC, legal counsel and internally to build out our platform’s capabilities in order to facilitate and expedite the licensing process in order to monetize our assets. As part of our growth strategy, we expect to continue to raise funds in order to support our strategic organic growth.

The website for our Prior Business is https://www.keystarshop.com. Our Prior Business was an online-based company with no demand for a physical storefront location. Our New Business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our New Business is https://www.keystarcorp.com. The information on our website is not made a part of this Annual Report. Our headquarters address is 78 SW 7th Street, Suite 800 Miami, FL 33130. Our phone number is: (866) 783-9435.

Results of Operations for the Three and Six Months Ended December 31, 2022, and 2021

During the three months ended December 31, 2022, and 2021, we incurred net losses from continuing operations of $1,707,972 and $839,780, respectively, and net income (loss) from discontinued operations of $0 and $5,884, respectively.

During the six months ended December 31, 2022, and 2021, we incurred net losses from continuing operations of $3,109,647 and $864,347, respectively, and net income (loss) from discontinued operations of $(9,380) and $6,776, respectively.

For the three and six months that ended December 31, 2022, there were no revenues from our continuing operations. Revenues from continuing operations are not expected to commence until we have been approved for gaming licensing and have begun Sports Betting operations. In February 2023, we applied for a gaming license in Tennessee. We expect the license to be approved and to commence generating revenues in Tennessee within three to six months.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and jurisdictional licensing fees associated with our licensing activities in Tennessee and legal fees associated with fundraising.  Licensing costs all contribute to our losses and are expected to increase over the coming months as we get closer to securing a gaming license and launching our sports betting operations.

During the three and six months that ended December 31, 2022, we closed on the two above-noted acquisitions and spun off our Prior Business. We funded these activities by securing funding of $650,000 for the issuance of 2,166,665 shares of our Series C Convertible Preferred Stock, an aggregate of $1,430,000 from the issuance of 1,430,000 of our common stock from private placements, and from an increase in our related party demand line of credit from $250,000 to $2,000,000 on which we drew down $1,749,126 in principal borrowings.

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

As of December 31, 2022, we had total current assets of $132,245 and total current liabilities of $3,309,374, and a total working capital deficit of $(3,177,429). Net cash used in operating activities increased by $2,135,959 during the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The increase is principally the result of the increase in a net loss of $2,261,456, a $824,968 increase in operating assets and liabilities offset by a one-time reduction of $821,307 non-cash loss on extinguisment of debt and an increase in non-cash related party compensation of $111,240.

The increase in net loss is primarily a result of our transitioning from our Prior Business to our New Business which resulted in a $3,3037,623 increase in operating expenses, offset by a reduction in other expenses of $729,324. The increase in operating expenses is principally comprised of an increase in salaries and wages of $2,051,908, operating expenses of $293,939, sales and marketing expenses of $130,277 and an increase in general and administrative expenses of $559,859. The increase in general and administrative is principally comprised of legal and professional fees associated with our asset acquisitions, fundraising, licensing, and other legal and professional costs associated with our transition from our Prior Business to our New Business.

The reduction in operating expenses is principally the result of a one-time non-cash loss on extinguishment of debt of $821,307 for the comparable prior reporting period compared to $0 in the current reporting period.

Net cash used in investing activities increased by $1,856,806 during the six months that ended December 31, 2022, compared to the six months ended December 31, 2021. The increase is principally the result of the acquisition of certain assets of ZenSports and Ultimate Gamer, the costs associated with the disposition of our Prior Business, and the costs of readying our New Business for gaming licensing and technical operations.

Cash paid for the acquisitions of certain assets of ZenSports was $1,511,647. Cash associated with the disposition of our Prior Business was $77,000, principally related to the settlement of a related demand note payable to TopSight for $35,000, the accrued expenses payable to Ms. Chen of $20,000, and the payment of $22,000 for 2,000,000 shares of our Series A Convertible Preferred Stock owned by TopSight, a company owned by our former Chief Financial Officer. In addition, we capitalized $222,824 for software principally for our gaming app, and capitalized $39,041 for legal and professional costs for our Tennesee gaming license.

Net cash provided by financing activities increased by $4,017,189 during the six months that ended December 31, 2022, compared to the six months that ended December 31, 2021. The increase is principally from fundraising and financing used in our acquisitions and to support operations.

The increase in net cash provided by financing is comprised of proceeds of $650,000 for the issuance of 2,166,665 shares of our Series C Convertible Preferred Stock, the receipt of $102,760 from subscriptions receivable relating to a prior offering of our Series C Convertible Preferred Stock, an aggregate of $1,430,000 from the issuance of 1,430,000 of our common stock from private placements, and an increase of $1,834,430 from draw downs on our related party demand line of credit.

We were incorporated on April 16, 2020. Since inception, our efforts and operations from our Prior Business to the date of disposition have been devoted primarily to startup and development activities, resulting in negative cash flows and an accumulated deficit from inception through disposition on September 15, 2022. During the six months that ended December 31, 2022, we closed on acquisitions of certain assets of ZenSports and Ultimate Gamer and divested our Prior Business.

We purchased the assets of ZenSports and Ultimate Gamer so we could offer gambling, eSports entertainment, and DeFi opportunities through the acquired technology we are currently enhancing. In January 2023, John Linss our former Chief Executive Officer (CEO) resigned and was replaced by our new CEO Mark Thomas. Mr. Thomas was the founder and remains the CEO of ZenSports, Inc., the company we acquired our sports betting technology from. As a result of this change in leadership and consultation with the Board, we have adjusted our business plan to solely focus on sports betting in one jurisdiction, Tennessee, for the foreseeable future. Our current management team believes this new focus will facilitate the revenue generation process more quickly and cost-effectively by focusing on our limited resources.

As of the filing date of this Quarterly Report, we have ceased all operations relating to our Prior Business and commenced executing our adjusted business plan for our New Business. Since our New Business has no history of generating revenues or operating successfully, we will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions, including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly, or annual basis. We will have limited capital available to us if we are unable to raise money through private equity offerings or find alternate forms of financing, which we do not have in place at this time.

We do not expect significant revenues in the short term as we transition from our Prior Business to our New Business and until we secure jurisdictional gaming licenses allowing us to generate revenues from our Sports Betting capabilities. We expect to incur significant increases in operating costs as we incur the costs of transitioning from our Prior Business to our New Business and begin to execute our adjusted New Business operating plan. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

Off Balance Sheet Arrangements

As of December 31, 2022, we had no off-balancesheet arrangements.

Going Concern

As of December 31, 2022, we have a working capital deficit of $3,177,429. We had a net loss from continuing operations of $3,109,647 for the six months ended December 31, 2022. We currently have no customers and we do not expect to generate significant revenues in the short term as we transition from our Prior Business to our New Business. We cannot generate sports betting revenues until we secure a jurisdictional gaming license.

We expect to incur significant increases in operating costs as we incur the costs of transitioning from our Prior Business to our New Business and begin to execute our adjusted New Business operating plan. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements. Because of these conditions, we will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues once we attain a gaming license . There are no assurances that we will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support our working capital requirements. To the extent that funds generated are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	02/11/2021
3.2	Certificate of Amendment	S-1	3.2	02/11/2021
3.3	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.4	Certificate of Designation of Series C Convertible Preferred Stock	8-K	3.1	07/05/2022
3.5	Amended and Restated Bylaws	8-K	3.1	10/04/2022
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTAR CORP.
(Registrant)

Date: February 21, 2023

By: /s/ Mark Thomas Mark Thomas Chief Executive Officer (Principal Executive Officer)