Form 10-Q
period 2023-03-31
KeyStar Corp.
filed 2023-05-22
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56290

KeyStar Corp.
(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street, Suite 500 Miami FL	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (866) 783-9435

N/A

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

The number of shares of the issuer’s common stock outstanding as of May 19, 2023, was 41,905,000 shares, par value $0.0001 per share.

KeyStar Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2023, and June 30, 2022 (unaudited);

F-3	Consolidated Statements of Operations for the three and nine months ended March 31, 2023, and 2022 (unaudited);

F-4	Consolidated Statement of Stockholders’ Deficit for the three- and nine-month periods ended March 31, 2023, and 2022 (unaudited);

F-6	Consolidated Statements of Cash Flow for the nine months ended March 31, 2023, and 2022 (unaudited);

F-7	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023, are not necessarily indicative of the results that can be expected for the full year.

1

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(unaudited)
ASSETS

Current assets:
Cash	$794,009	$66,241
Prepaid expenses and other current assets	51,094	9,063
Discontinued operations - current assets	-	992
Total current assets	845,103	76,296

Other assets:
Equipment, net	4,228	-
Intangible assets, net	7,544,917	-
Goodwill	1,255,647	-
Security deposit	1,523	1,523
Total other assets	8,806,315	1,523

Total assets	$9,651,418	$77,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,013,881	$352,196
Accrued expenses - related party	127,337	23,984
Players balances	47,290	-
Notes payable	850,000	-
Notes payable - related party	30,000	65,000
Line of credit - related party	3,851,877	166,539
Derivative liability	6,962,654	-
Discontinued operations - current liabilities	-	5,690
Total current liabilities	12,883,038	613,409

Long-term liabilities:
Notes payable - long-term	850,000	-
Total long-term liabilities	850,000	-

Total liabilities	13,733,038	613,409

Commitments and contingencies - See Note 12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS - Continued

	March 31, 2023	June 30, 2022
	(unaudited)
Stockholders’ deficit:
Preferred stock, series A, $0.0001 par value, 25,000,000 shares authorized, 0 and 2,000,000 shares issued and outstanding as of March 31, 2023, and June 30, 2022, respectively	-	200
Preferred stock, series B, $1.00 par value, 12,000 shares authorized, 11,693 and 11,693 shares issued and outstanding as of March 31, 2023, and June 30, 2022, respectively	11,693	11,693
Preferred stock, series C, $0.0001 par value, 25,000,000 shares authorized, 2,499,998 and 666,666 shares issued and outstanding as of March 31, 2023, and June 30, 2022, respectively	251	67
Common stock, $0.0001 par value, 475,000,000 shares authorized, 41,455,000 and 29,800,000 shares issued and outstanding as of March 31, 2023, and June 30, 2022, respectively	4,145	2,980
Additional paid-in capital	12,436,490	1,074,537
Subscriptions receivable	-	(102,760)
Accumulated deficit	(16,534,200)	(1,522,307)
Total stockholders’ deficit	(4,081,620)	(535,590)

Total liabilities and stockholders’ deficit	$9,651,418	$77,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Salaries and wages	1,569,599	-	3,621,506	-
Operating	190,688	147	484,735	512
Depreciation and amortization	1,935	-	3,575	-
Sales and marketing	35,252	-	165,527	-
General and administrative	262,658	48,570	871,676	94,472

Total operating expenses	2,060,132	48,716	5,147,019	97,984

Other income (expense):
Gain on assignment of assets	-	-	4,698	-
Gain on refund	-	-	-	10,000
Loss on sale of equipment	(3,829)	-	(3,829)	-
Loss on change in fair value of derivative	(1,073,962)	-	(1,073,962)	-
Loss on extinguishment of debt	(7,624,859)	-	(7,624,859)	(821,307)
Interest expense	(8,089)	-	(7,777)	-
Interest expense - related party	(115,995)	(1,710)	(143,765)	(5,485)

Total other income (expense)	(8,826,734)	(1,710)	(8,849,494)	(816,792)

Net loss from continuing operations, net of income taxes	(10,886,866)	(50,426)	(13,996,513)	(914,775)

Net income (loss) from discontinued operations, net of income taxes	-	(1,005)	(9,380)	5,770

Net loss	$(10,886,866)	$(51,432)	$(14,005,893)	$(909,005)

Less: deemed dividend from the purchase of Series C preferred stock	(1,006,000)	-	(1,006,000)	-
Net loss attributable to common stockholders	(11,892,866)	(51,432)	(15,011,893)	(909,005)

Net loss per common share - basic and diluted	$(0.30)	$(0.00)	$(0.40)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	39,434,444	29,800,000	37,178,504	29,800,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2022	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$1,074,537	$(102,760)	$(1,522,307)	$(535,590)

Receipt of cash from issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760
Purchase and redemption of preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)
Issuance of common stock for cash	-	-	-	-	-	-	1,430,000	143	1,429,857	-	-	1,430,000
Issuance of Common stock for acquisition of certain assets of ZenSports	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000
Issuance of Common stock for acquisition of certain assets of Ultimate Gamer	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436
Issuance of preferred stock for cash	-	-	-	-	2,166,665	217	-	-	649,783	-	-	650,000
Issuance of preferred stock as compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,411,055)	(1,411,055)

Balance, September 30, 2022	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$9,724,455	$-	$(2,933,362)	$6,807,291

Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	74,500	-	-	74,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,707,972)	(1,707,972)

Balance, December 31, 2022	-		11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$9,798,955	$-	$(4,641,334)	$5,173,819

Issuance of common stock for cash	-	-	-	-	-	-	2,225,000	222	1,112,278	-	-	1,112,500
Fair value of warrant issued as part of amendment to related party demand line of credit	-	-	-	-	-	-	-	-	1,736,167	-	-	1,736,167
Deemed dividend on purchase of preferred stock	-	-	-	-	(3,313,333)	(331)	-	-	(993,669)	-	(1,006,000)	(2,000,000)
Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	782,759	-	-	782,759
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(10,886,866)	(10,886,866)

Balance, March 31, 2023	-	$-	11,693	$11,693	2,499,998	$251	41,455,000	$4,145	$12,436,490	-	$(16,534,200)	$(4,081,620)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2021	2,000,000	$200	-	$-	29,800,000	$2,980	$53,297	$(59,231)	$(2,754)

Net loss for the period	-	-	-	-	-	-	-	(23,677)	(23,677)

Balance, September 30, 2021	2,000,000	$200	-	$-	29,800,000	$2,980	$53,297	$(82,908)	$(26,431)

Issuance of preferred stock for extinguishment of debt	-	-	11,693	11,693	-	-	821,307	-	833,000
Net loss for the period	-	-	-	-	-	-	-	(833,896)	(833,896)

Balance, December 31, 2021	2,000,000	200	11,693	$11,693	29,800,000	$2,980	$874,604	$(916,804)	$27,327

Net loss for the period	-	-	-	-	-	-	-	(51,432)	(51,432)

Balance, March 31, 2022	2,000,000	$200	11,693	$11,693	29,800,000	$2,980	$874,607	$(938,236)	$(78,759)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,005,893)	$(909,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assignment of assets	(4,698)	-
Expenses paid on behalf of the company by a related party	272	4,448
Depreciation and amortization	3,575	-
Impairment of digital assets	17,031	-
Issuance of Series C preferred stock for services	894,000	-
Loss on sale of equipment	3,829	-
Loss on extinguishment of debt	7,624,859	821,307
Change in fair value of derivative liability	1,073,962	-
Changes in operating assets and liabilities:
Inventory	-	8,299
Prepaid expenses and other current assets	(34,910)	8,893
Accounts payable and accrued expenses	815,772	3,791
Accounts payable and accrued expenses - related party	(32,851)	5,378
Players balances	8,069	-
Net cash used in operating activities	(3,636,982)	(56,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of digital assets	(510)	-
Purchase of equipment	(4,980)	-
Proceeds from sale of changed	3,500	-
Cash paid for capitalized software	(541,636)	-
Cash paid for capitalized gaming license	(185,419)	-
Cash paid in disposition of assets	(77,000)	-
Cash paid for acquisition of assets of ZenSports	(1,511,647)	-
Net cash used in investing activities	(2,317,691)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of amounts due to related party	-	(4,938)
Cash paid for repurchase of preferred stock	(300,000)	-
Proceeds from issuance of common stock	2,542,500	-
Proceeds from issuance of Series C convertible preferred stock	650,000	-
Proceeds from line of credit, related party	3,687,183	39,445
Cash received in satisfaction of stock subscriptions receivable	102,760	-
Net cash provided by financing activities	6,682,443	34,507

NET CHANGE IN CASH	727,768	(22,382)

CASH AT BEGINNING OF PERIOD	66,241	88,565

CASH AT END OF PERIOD	$794,009	$66,183

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of assets of ZenSports Inc.	$6,500,000	$-
Common stock issued for acquisition of assets of Ultimate Gamer, LLC	$56,436	$-
Deemed dividends on purchase of Series C Convertible preferred stock	$1,006,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 - ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as KeyStar Corp. The company has two wholly owned subsidiaries, one was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc., the second KeyStar TN LLC was formed on December 9, 2022.

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

As of June 15, 2022, we hired a new Chief Executive Officer and Chief Financial Officer along with certain key employees of ZenSports, Inc. to explore business opportunities related to software and mobile application development and services related to such technology. On August 26, 2022, the Company entered into an Asset Purchase Agreement to purchase certain technological assets from ZenSports, Inc. The assets were purchased to allow us to offer gambling and entertainment opportunities through technology, principally the online gaming technology and use of the name ZenSports. We did not acquire all the assets of the Company, the assets we didn’t purchase include, among other assets, ZenSport’s legal entity name “ZenSports, Inc.” and those assets related to ZenSports’ physical casino called the Big Wheel Casino, located in Lovelock, Nevada. See Notes 3, 4, and 10.

On September 12, 2022, we entered into an Asset Purchase Agreement between the Company and Excel Members, LLC (“Excel”), a company controlled by Bruce Cassidy, the chairman of our board of directors, to acquire certain assets of Excel a company of which a Company controlled by Mr. Cassidy is the manager, and effectively has a controlling interest. Excel acquired certain assets of a company, Ultimate Gamer, LLC, which was formerly an Esports tournament company, through the assignment for the benefit of the creditor’s court process. See Notes 3, 4, and 10.

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

On January 10, 2023, the Board appointed Mark Thomas as the new Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer of the Company. Prior to accepting the new position Mr. Thomas was the Company’s Chief Product Officer and was the founder and former Chief Executive Officer of ZenSports, Inc.

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

Operating results for the three and nine-month periods ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The condensed balance sheet at March 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Fiscal Year End

The Company’s fiscal year-end is June 30.

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

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $16,534,200 as of March 31, 2023. The Company had a net loss from continuing operations of $13,996,513 and negative cash flows of $3,36,983 from operations for the nine months ended March 31, 2023. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2022, expressed substantial doubt about our ability to continue as a going concern.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2023, the Company’s cash balance exceeded the FDIC limits by $541,871. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Equipment

Equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize equipment purchases greater than $1,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings. Estimated useful lives are as follows:

Equipment	3 to 5 years

Intangible Assets, internally developed capitalized software, website development costs, and capitalized gaming licenses

Internally developed capitalized software, website development costs, and capitalized costs of gaming licenses are stated at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets greater than $5,000. Expenditures for maintenance and repairs are expensed as incurred. Internally developed capitalized software and development and capitalized gaming license costs are included in intangible assets on the balance sheet. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings.

Estimated useful lives are as follows:

Capitalized software, website development and capitalized gaming licenses	3 years

Business intellectual property

Business intellectual property is principally related to technological assets acquired through Asset Purchase Agreements which are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the asset’s estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. Business intellectual property is included in intangible assets on the balance sheet. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings. As of March 31, 2023, the business intellectual property had not been placed in service and as such there was no depreciation during the period. See Note 3.

Estimated useful lives are as follows:

Business intellectual property	3 years

At March 31, 2023, the Company acquired definite-lived intangible assets consisting of goodwill and trademarks.

Digital assets

Digital assets are carried at cost and are principally comprised of our SPORTS utility token and various digital assets including Bitcoin, Ethereum, ICX, and USDT, with indefinite useful lives. The Company identifies the lowest traded value per currency in a fiscal quarter and if the value is lower than the recorded value, we record a permanent impairment at that time. Intangible assets determined to have an indefinite useful life are not amortized.

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

The Company conducts its annual impairment tests at June 30 of each year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. At March 31, 2023, management determined there was no impairment identified for any trademarks with indefinite useful lives.

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

The Company’s derivative liabilities are carried at fair value and are classified as Level 3 liabilities.

The Company’s financial instruments consist principally of cash, prepaid expenses, accounts payable, accrued expenses, related party notes payable, related party line of credit, and notes payable approximate the fair value because of their short maturities.

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the nine months ended March 31, 2023, or the year ended June 30, 2022.

Description	Total fair value at March 31, 2023	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)

Derivative liability (1)	$6,962,654	$-	$-	$6,962,654

Description	Total fair value at June 30, 2022	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)

Derivative liability (1)	$-	$-	$-	$-

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could transfer a liability in an orderly transaction between willing and able maker participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for the identical assets and liabilities in active markets, where available. When these are not available other inputs used to model fair value such as prices of similar instruments, yield curves, volatilities., prepayment speeds, default rates credit spreads, rely first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair value as discussed above.

Derivative Liabilities

he Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2023, and December 31, 2022, the Company had a derivative liability of $6,962,654 and $0, respectively.

Players Balances

The player’s balances are comprised of sports betting deposits (when the company is operating its sports betting app) and eSports and other contest winnings. The balances are comprised of our SPORTS utility token and various digital assets including Bitcoin, Ethereum, ICX, USDT, and USD. We fair market value each currency to the closing market value on the last day of each fiscal quarter. Gains and losses are recorded in the statement of operations.

Revenue Recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which consists of five steps to evaluating contracts with customers for revenue recognition: (a) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

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

The Company’s Prior Business was providing quality merchandise through its former online store in the United States of America. Due to the COVID-19 pandemic, the Company was focusing on providing disposable face masks and KN-95 face masks at affordable prices. Customers ordered and paid for the products through the online store, when the Company confirmed the order and payment, the Company delivered the product through common carriers, at which point the Company recognized revenue, as this is when our performance obligation is satisfied. The Company recorded actual sales returns when the customers return the products. The transaction price has not been affected by returns as the Company did have significant returns.

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the three months ended March 31, 2023, and 2022, the Company recognized e-commerce sales of products $-0- and $1,295, and Convention services revenues of $-0- and ($174) respectively. For the nine months ended March 31, 2023, and 2022, the Company recognized e-commerce sales of products $-0- and $11,041, and Convention services revenues of $-0- and $35,416 respectively. See note 14.

For the three and the nine months that ended March 31, 2023, there were no revenues from our continuing operations. Revenues from operations are not expected to commence until we have been approved for a gaming license and have begun Sport Betting operations. During February 2023 we submitted our sports betting gaming application in Tennessee and are awaiting approval. We expect to generate revenues from our sports betting mobile app offerings within 1 to 2 months after we receive license approval. See note 15.

Cost of Revenues

Costs of revenues from our Prior Business primarily consisted of outsourced vendors for both types of revenues. The Company includes product costs (i.e., material, direct labor, and overhead costs) and shipping and handling expenses in cost of revenues. All prior business operations, including cost of revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. See Note 14.

There are currently no costs of revenues associated with our continuing operations.

Stock -based Compensation

The Company records stock-based compensation in accordance with ASC 718m “Compensation- Stock Compensation”, using the fair value method. All transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company accounts for Stock-based compensation awards issued to non-employees for services as prescribed by ASC 718, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Updated (“ASE”) 2018-07.

The Company uses certain pricing models to calculate the fair value of stock-based awards. This model is affected the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheet in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

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

Earnings per Share

Basic earnings per share (“EPS”) are determined by dividing the net earnings by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net earnings by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. As of March 31, 2023 and 2022, there were 25,552,110 and 200,000,000 potentially dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a potential impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 - EQUIPMENT

Equipment and Website development costs of $7,903 of $26,037, respectively, were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a related party transaction. The equipment was recorded at the net book value of Ultimate Gamer, LLC on the date of close, and are included in the account balances below. See note 3.

The Company’s equipment consisted of the following as of:

	March 31, 2023	June 30, 2022
Equipment	$4,980	$-
Total	4,980	-
Less: accumulated depreciation	752	-
Equipment, net	$4,228	$-

Depreciation expense of equipment during the nine months ended March 31, 2023, and 2022 was $1,325 and $0, respectively.

NOTE 3 - STRATEGIC ASSET ACQUISITIONS

ZenSports, Inc.

Prior to entering the Transaction, on June 16, 2022, we hired certain employees “Key Persons” of ZenSports, Inc. including Mark Thomas as our Chief Product Officer and is our Chief Executive Officer. Mr. Thomas is still the Chief Executive Officer and sole member of the board of directors of ZenSports. The Key Persons, as a group, are collectively the record and beneficial owners of a majority of the issued and outstanding shares of capital stock of the surviving ZenSports, Inc.

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

ZenSports is in the business of offering gambling and entertainment opportunities through technology and a physical casino. The Company purchased a portion of ZenSports’ assets, principally the online gaming technology and use of the name ZenSports. The assets we didn’t purchase include, among other assets, ZenSports legal entity name “ZenSports, Inc.” and those assets related to ZenSports’ physical casino called the Big Wheel Casino, located in Lovelock, Nevada.

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

On August 26, 2022, we closed on a private offering of our common stock where we sold an aggregate of 750,000 shares of our common stock to 11 third-party investors at a price of $1.00 per share for an aggregate purchase price of $750,000 (the “Private Offering”). Each of the investors had access to information concerning us and our business prospects and represented to us in connection with their purchase that they: (is) acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof; (ii) were accredited investors (iii) could bear the risks of the investment, and (iv) could hold the securities for an indefinite period of time. The offer, sale, and issuance of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. See Notes 8 and 10.

The provisional fair value of the purchase consideration issued to the ZenSports asset sellers was allocated to the net tangible assets acquired. The Company accounted for the ZenSports asset acquisition as the purchase of a business under the acquisition method of accounting, and the assets and liabilities we recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the assets acquired as approximately $6,756,000. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill. The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets.

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

For the nine months ended March 31, 2023, ZenSports contributed revenue and net loss of $0 and $0, respectively, due to the fact that all operations of ZenSports had ceased for the period prior to the completion of the asset acquisition by the Company. The following shows the proforma results for the three and nine months ended March 31, 2023, and 2022 as if the acquisition had occurred on July 1, 2022.

	For the three months Ended March 31,
	2023	2022
Revenue	$-	$9,530
Net Loss	$(11,892,866)	$(1,325,829)
Net loss per common share - basic and diluted	$(0.30)	$(0.04)
Weighted average number of common shares outstanding - basic and diluted	39,434,444	29,800,000

	For the Nine months Ended March 31,
	2023	2022
Revenue	$5,472	$169,120
Net Loss	$(15,675,242)	$(3,561,499)
Net loss per common share - basic and diluted	$(0.042)	$(0.12)
Weighted average number of common shares outstanding - basic and diluted	37,178,504	29,800,000

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

The transaction is a related party transaction and as such the acquired assets were valued at net book value on the date of the acquisition and the remaining amounts paid in excess of the net book value were recorded directly to equity and are included in additional paid-in capital on the balance sheet. See Notes 8 and 10.

A summary of the assets acquired at provisional net book value (NBV) allocated is as follows:

Website	$26,637
Trademarks	21,896
Equipment	7,903
Total assets acquired at provisional net book value	$56,436

After the foregoing transactions and the disposition of our prior business, we have effectively ceased our Prior Business operations. See Notes 1 and 12.

NOTE 4 - LONG LIVED INTANGIBLE ASSETS

Digital assets are carried at cost and are principally comprised of our SPORTS utility token and various digital assets including Bitcoin, Ethereum, ICX, and USDT, with indefinite useful lives. The impairments recorded in the statement of operations during the nine months ended March 31, 2023, for the year ended June 30, 2022, were $17,031 and $0, respectively.

Digital assets are comprised of the following at:

	March 31, 2023	June 30, 2022
SPORTS utility token	$45,329	$-
Ethereum	180	-
ICX	16	-
USDT	378	-
Total	45,903	-
Less: impairment	(17,031)	-
Net carrying value	$28,872	$-

Business intellectual property and goodwill were recorded at estimated allocated acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. Management used the sellers outside third-party valuation to value the business intellectual property. The company’s proprietary SPORTS utility token and player balances were valued at fair market value on the date of acquisition using readily available digital asset market prices, net of impairment. The remaining value was allocated to goodwill. Management is in the process of contracting with a third-party valuation firm to prepare a valuation and allocation analysis to be used in the final purchase accounting. There was no impairment recorded during the nine months that ended March 31, 2023, or the year that ended June 30, 2022. See Notes 3 and 10.

The trademarks were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a related party transaction. The equipment and trademarks acquired were recorded at the net book value of Ultimate Gamer, LLC on the date of close, which included the depreciation for September 2022. There was no impairment recorded during the nine months that ended March 31, 2023.

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the nine months that ended March 31, 2023, or the year that ended June 30, 2022. See Note 1.

At March 31, 2023, and June 30, 2022, digital assets, business intellectual property, gaming licenses, trademarks, and capitalized software are included in Intangible assets, net on the balance sheet. See Notes 3, 10, and 15.

Long-lived intangible assets are comprised of the following at:

	March 31, 2023	June 30, 2022
Business intellectual property	$6,742,706	$-
Gaming licenses	185,419	-
Trademarks	21,896	-
Total	6,950,021	-
Less: impairment	-	-
Provisional goodwill	1,255,647	-
Net carrying value	$8,205,668	$-

	March 31, 2023	June 30, 2022
Capitalized software	$528,136	$-
Website development	40,137
Total	568,273	-
Less: accumulated amortization	2,250	-
Capitalized Software, net	$566,023	$-

Capitalized Software is included in intangible assets on the balance sheet. Amortization expense of capitalized software during the nine months ended March 31, 2023, was $2,250.

NOTE 5 - PLAYERS BALANCES

The player’s balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of March 31, 2023, are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. The company is not currently licensed to operate its sports betting app and is in the process of obtaining a gaming license, as such there are no new sports betting deposits since the initial recording, only payouts. The Digital liabilities are valued at fair market value for each currency at the closing market value on the last day of each fiscal quarter. Fair market value gains and losses are recorded in the statement of operations. See Note 3.

Players balances are comprised of the following at:

	March 31, 2023	June 30, 2022
SPORTS utility token	$19,792	$-
Bitcoin	5,482	-
ICX	71	-
USDT and USD	21,945	-
Total	$47,290	-

NOTE 6 - NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen. The interest expense for the nine months ended March 31, 2023, and 2022 was $0 and $2,627 respectively. See Notes 3, 10, and 13.

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

As of March 31, 2023, and June 30, 2022, the principal balance is $30,000 and $30,000 and accrued interest is $6,746 and $4,496, respectively. The interest expense for the nine months ended March 31, 2023, and 2022 was $2,250 and $2,252, respectively. See Note 13.

On December 28, 2021, in connection with the assignment of that certain Convertible Demand Promissory Note dated April 20, 2020, in the principal amount of $10,000 (the “Demand Note”) that was initially in favor of Zixiao Chen (our Chief Financial Officer at the time of the Demand Note’s issuance) was purchased from Ms. Chen by Eagle Investment Group, LLC, we amended and restated the demand note (the “Demand Note”) that is now in favor of Eagle Investment Group, LLC. a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors. As part of a related transaction, the note was converted into shares of Series B Convertible Preferred Stock. See Note 7.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The Note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the Note; and (ii) a balloon payment for the balance of the Note is due by the earlier of the 24-month anniversary of the Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. See notes 1, 10, and 13.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTY

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

NOTE 8- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of and sole director our board of directors. The note bears interest at 5% per annum. The Note does not constitute a committed line of credit. Loans under the note are made by Excel in its sole and absolute discretion.

On August 16, 2022, the non-revolving line of credit demand note was increased to $2,000,000 under the amended and restated discretionary non-revolving line of credit demand note under the same terms and conditions. On August 24, 2022, we drew down a total of $1,037,430 on the line of credit of which $735,120 was used to pay net bonus payments made as part of cash payments made in association with the ZenSports asset purchase described below, the remainder was used to pay payroll taxes associated with the ZenSports asset purchase bonus and ongoing operating costs, principally compensation and recurring operating services.

On February 24, 2023, the Company entered into a second amended and restated discretionary non-revolving line of credit demand note with Excel in the principal amount of not more than $4,000,000. The Note amends and restates that certain amended and restated discretionary non-revolving line of credit demand Note. The note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the note.

The amended note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The conversion option was valued by the Company using the Monte-Carlo model. See notes 1 and 9.

The following are the significant assumptions used in the model.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At March 31, 2023	108-109%	4.20-4.84%	0%	.5-2

The note includes a common stock warrant exercisable up to 4,000,000 shares of the Company’s common stock for $0.25 per share, with an expiration date of February 1, 2028. The warrants were valued by the Company using the Black-Scholes option pricing model.

The following are the significant assumptions used in the Black-Scholes model:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At March 31, 2023	111.60%	4.20%	0%	2

The amended note was exchanged and modified on substantially different terms from the non-revolving line of credit demand note it replaced and as such is treated as a debt extinguishment. The excess of the carrying amount of the amended note was based on the combined fair value of the conversion option of $5,888,692 and the fair value of the warrant of $1,736,162 which totals $7,624,859 which is included in the statement of operations as a loss on extinguishment of debt.

During the three months ended March 31, 2023, the company drew down $1,750,124 on the Line of Credit. The funds were used for operating expenses including costs associated with attaining a Tennessee gaming license along with funding $300,000 toward the cost of repurchasing Series C preferred stock from John Linss, our former Chief Executive Officer. As of March 31, 2023, the principal and accrued interest balances of the line of credit are 3,851,877 and $115,491, respectively. See Notes 3, 6, 13, and 15.

NOTE 9 – DERIVATIVE LIABILITIES

On February 24, 2023, the Company entered into the second amended and restated discretionary non-revolving line of credit demand note (“LOC”). The LOC contain conversion options that qualify for embedded derivative classification The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. See note 1.

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2023:

March 31, 2023
Balance at the beginning of the period	$-
Initial valuation of embedded conversion option at February 24,2023	5,888,692
Change in the fair value of the embedded conversion option	1,073,962
Balance at the end of the period	$6,962,654

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using Monte-Carlo model based on various assumptions. See note 1.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At March 31, 2023	108-109%	4.20-4.84%	0%	.5-2

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share; of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock, 12,000 shares have been designated as Series B Convertible Preferred Stock and 6,700,000 shares have been designated as Series C Convertible Preferred Stock.

The Series A Convertible Preferred Stock has a liquidation preference of $0.10 per share, has super-voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock. On August 30, 2022, the Series A shares owned by TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. See Notes 3 and 13.

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

Series A Convertible Preferred Stock

On August 30, 2022, the Series A shares owned by TopSight, a company owned by Zixiao Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. During the nine months that ended March 31, 2023, there were no issuances of Series A shares. See Notes 3 and 13.

Series B Convertible Preferred Stock

During the nine months that ended March 31, 2023, there were no issuances of Series B shares. See Notes 7 and 8.

Series C Convertible Preferred Stock

On July 11, 2022, the Company sold 2,166,666 shares of its Series C Convertible Preferred Stock at $0.30 per share for total proceeds of $650,000 to related parties. A company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors purchased 1,000,000 shares, Zen SRQ LLC a company associated with a former member of the board of directors purchased 833,332 shares and Core Speed, LLC a Company owned by John Linss our former Chief Executive Officer and former member of our board of directors purchased 333,333 shares. The proceeds were used to fund operations. See notes 1 and 13.

On August 16, 2022, John Linss our former Chief Executive Officer and former member of our board of directors was issued 2,980,000 shares of our Series C Convertible Preferred Stock as part of an amendment to his employment agreement. The stock was valued at $0.30 per share, the cash price paid for all previous issuances of the stock, and vests over a 3-year period unless certain milestones are met, in which case it will fully vest sooner. During the three and nine months that ended March 31, 2023, we recorded a non-cash compensation expense of $8,164 and $119,404, respectively to Salaries and wages in the statement of operations.

Effective January 10, 2023, John Linss, our former Chief Executive Officer and former member of our board of directors resigned. As part of the separation agreement and release as of that date, the parties agreed that Mr. Linss through his ownership of CoreSpeed, LLC has rights set forth in the Award Agreement concerning the restricted Series C Convertible Preferred Stock that will be the same as though he did not resign but that his employment was involuntarily terminated by KeyStar without Cause. Accordingly, the parties will consider Linss’ resignation a vesting acceleration event of the restricted Series C Convertible Preferred Stock. As such the $894,000 of unamortized of the stock grant issued for services was fully recognized to salaries and wages in the statement of operations

John Linss and Corespeed, LLC, as part of the above-noted separation and release agreement, agreed to sell and KeyStar has agreed to purchase all of the Series C shares for a total of $2,000,000 pursuant to the terms of definitive agreements. Mr. Linss holds 2,980,000 of the Shares in his name, and the other 333,333 Shares are held in the name of Corespeed, LLC. Mr. Linss is the sole member of Corespeed, LLC and the beneficial owner of the Shares held by Corespeed, LLC.

On February 27, 2023, the Company entered into stock redemption and purchase agreements with Mr. Linss and Corespeed, LLC for the purchase of the Shares. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The $994,000 fair value of the Series C Convertible preferred stock originally issued to John Linss was netted against the $2,000,000 purchase price paid by the Company for the shares which resulted in a $1,006,000 deemed dividend that is included in the Statement of Operations. See notes 1, 6, and 13.

Common Stock

During the three months that ended September 30, 2022, there were 6,500,000 shares of common stock issued for the Acquisition of certain assets of ZenSports Inc pursuant to an asset purchase agreement, 1,500,000 shares of common stock issued for the Acquisition of certain assets of Ultimate Gamer LLC pursuant to an asset purchase agreement, and an aggregate 1,430,000 shares of common stock were issued for proceeds of $1,430,000 from the company’s private offering to unaffiliated accredited investors our various dates during the period. See Notes 3, 4, and 13.

On August 26, 2022, we closed on a private offering of our common stock where we sold an aggregate of 750,000 shares of our common stock to 11 third-party investors at a price of $1.00 per share for an aggregate purchase price of $750,000 (the “Private Offering”). Each of the investors had access to information concerning us and our business prospects and represented to us in connection with their purchase that they: (i) acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof; (ii) were accredited investors (iii) could bear the risks of the investment, and (iv) could hold the securities for an indefinite period of time. The offer, sale, and issuance of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. See Note 3

From August 26 to September 26, 2022, we had multiple closings on our private offering whereby we issued a total of 680,000 shares of Common stock at $1.00 per share for proceeds of $250,000, $80,000, $100,000 and $250,000 totaling $680,000 to unaffiliated accredited investors. The proceeds were used for operating capital.

During the quarter ended March 31, 2023, we opened a private offering whereby we issued 2,225,000 shares of common stock at $.50 per share for proceeds of $1,112,500 to unaffiliated accredited investors. The proceeds were used for operating capital.

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

On April 10, 2023, the Board terminated the 2021 Plan and approved a new stock option plan for our director’s officers, employees, advisors, and contractors containing the same terms and conditions as the 2021 Stock Plan. See note 15.

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

On February 6, 2023, the Company entered into a supplement to the Offer agreement with Mr. Thomas that sets forth the following terms and conditions relating to the Incentive Compensation.

Within 60 calendar days after the Company has $1,000,000 or more in Gross Gaming Revenue, the Board will engage at least two executive compensation consultants to provide reports to the Board regarding the compensation of Chief Executive Officers of comparable companies. The Board will timely review and consider such reports in determining potential adjustments to your “Annual Salary.” Any adjustments will be at the Board’s sole discretion.

1.	In the event that the Company receives a sports betting license (or equivalent) in the State of Tennessee, within 30 days after the issue date, Mr. Thomas will receive a cash bonus of $50,000.

2.	For the next 24 months, in each event that the Company receives a sports betting license (or equivalent) in a new jurisdiction (other than the State of Tennessee), within 30 days after the issue date, Mr. Thomas will receive a cash bonus in an amount equal to the lesser of (a) $100,000, or (b) the product of 0.01% multiplied by the subject jurisdiction’s trailing 12-month sports betting handle (using the most recent 12 months reported by Legal Sports Report (“LSR”) which currently posts such data at www.legalsportsreport.com/sports-betting/revenue/). After the 24-month period, the Board (or its Compensation Committee, if any) will review and consider an extension or adjustment to this bonus structure. Any extensions or adjustments will be at the Board’s sole discretion.

3.	If the net loss of the Company for its 2022-2023 fiscal year, as determined by the Company’s Chief Financial Officer, is less than $6,197,719 (the “Benchmark”), Mr. Thomas will be eligible for a cash bonus in an amount equal to 8% of the difference of the actual net loss minus the Benchmark. The cash bonus will be due within 30 days after the determination of the 2022-2023 fiscal year net loss.

Mr. Thomas’ employment with the Company will continue to be “at will.”. If said employment with Company is terminated without “Cause,” he will be entitled to severance through continued payments of his current annual base salary of $380,000 for 6 months. See notes 1 and 13.

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

Effective January 10, 2023, John Linss, our former Chief Executive Officer and former member of our board of directors resigned. As part of the separation agreement and release as of that date, the Parties agreed that Mr. Linss through his ownership of CoreSpeed, LLC has rights set forth in the Award Agreement concerning the restricted preferred series C convertible stock that the Parties will consider Linss’ resignation a Vesting Acceleration Event of the restricted series C convertible stock.

Linss and CoreSpeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and KeyStar has agreed to purchase all of the Subject Shares for a total of $2,000,000 pursuant to the terms of the stock redemption and purchase agreement. See notes 1and 10.

On January 10, 2023, the Board appointed Mark Thomas (“Thomas”) as the new Chief Executive Officer. In lieu of an employment agreement, Thomas received a written offer letter (the “Offer”) that states he will receive an annual salary of $380,000, and he is eligible to participate in the Company’s benefit plans. On February 6, 2023,the Company entered into a supplement to the Offer agreement with Mr. Thomas that sets forth the following terms and conditions relating to the Incentive Compensation. See notes 1 and 12.

Transactions with our former Chief Financial Officer:

During the nine months ended March 31, 2023, and 2022, the Company’s former Chief Financial Officer, Zixiao Chen paid $0 and $4,448 of expenses on behalf of the Company and was repaid $0 and $4,938, respectively. In addition, during July 2022, Ms. Chen was paid $20,000 as part of the Assignment and Assumption agreement described below. The balance owing Zixiao Chen is recorded in due to a related party in the balance sheet of $0 and $28,065 as of March 31, 2023, and 2022, respectively.

On April 27, 2020, the Company executed a promissory note with our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. As of March 31, 2023, and 2022, the principal balance is $0 and $35,000 and accrued interest is $0 and $6,741. The interest expense for the nine months ended March 31, 2023, and 2022 was $0 and $2,627 respectively. The note was repaid in full on July 25, 2022. See Note 6.

On July 26, 2022, the Company made 3 payments to the Company’s former Chief Financial Officer totaling $77,000 for the settlement of the three above-noted liabilities, to redeem and retire the 2,000,000 shares of Series A Convertible Preferred Stock owned by her and outstanding at June 30, 2022, and in anticipation of the execution of assignment and assumption agreement to assume agreed upon assets and liabilities of the Prior Business. The Series A shares were redeemed and retired on July 26, 2022. The assignment and assumption agreement was executed on September 15, 2022. The payments were made as follows. See Notes 3 and 10.

On July 26, 2022, the Company paid off $17,837 in accrued expenses owing to the Company’s former Chief Financial Officer for $20,000, the excess payment of $2,163 was recorded against the gain on assignment in the statement of operations.

On July 26, 2022, the Company paid off the promissory note held by the Company’s former Chief Financial Officer for $35,000. The accrued interest was waived. See Note 6.

On July 26, 2022, the company redeemed and retired the 2,000,000 shares of Series A Convertible Preferred Stock owned by Ms. Chen for $22,000. See Note 10.

Transactions with our former Chief Executive Officer and current Chairman of our Board of Directors:

On July 11, 2022, the company sold 1,000,000 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $300,000 to a company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) and the Chairman of our board of directors. See Note 7.

On August 16, 2022, the non-revolving line of credit demand note with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors, which can exert significant influence over the Company, was increased to $2,000,000 under the same terms and conditions. See Notes 3, 6, and 10.

On February 24, 2023, the Company entered into a second amended and restated discretionary non-revolving line of credit demand note with Excel in the principal amount of not more than $4,000,000. The Note amends and restates that certain amended and restated discretionary non-revolving line of credit demand note. The note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the note.

The note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion cate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The conversion option was valued Company estimated the fair value of these derivatives using the Monte-Carlo model. See notes 1 and 9.

The amendment to the note includes a common stock warrant exercisable up to 4,000,000 shares of the Company’s common stock for $0.25 per share, with an expiration date of February 1, 2028. See notes 1 and 7.

On September 12, 2022, we entered into an asset purchase agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, our Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors, to acquire certain assets of a company acquired previously by Excel through an assignment for the benefit of creditors. Ultimate Gamer, LLC (“UG”), which was formerly in the business of organizing and operating in-person and online video game competitions tournaments, originally owned these assets. The purchased assets included the brand name Ultimate Gamer.

We purchased a portion of UG assets, consisting primarily of intellectual property, including trademarks, domain name registrations, and UG’s databases of users and gamers for 1,500,000 shares of our common stock, See Notes 3, and 10.

Other related party transactions:

On July 11, 2022, the company sold 833,332 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $250,000 to Zen SRQ LLC a company where a former member of the board of directors owns a 25% non-controlling interest. See Note12.

Effective January 1, 2023, the Company assumed the office lease of a related party, ZenSports, Inc. The lease expires on September 30, 2023, and has a monthly lease payment of $6,500. See note 1.

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

The following table shows the balance sheet of discontinued operations as of:

June 30, 2022
ASSETS

Current assets:
Inventory, net	$992
Total assets	$992

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Due to related party	$5,690
Total liabilities	5,690

Stockholders’ deficit:
Accumulated deficit	(4,698)
Total stockholders’ deficit	(4,698)

Total liabilities and stockholders’ deficit	$992

The following table shows the state of the unaudited discontinued operations:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022

Revenue	$-	$1,295	$536	$46,357
Costs of services	-	1,964	2,082	39,604
Gross profit (loss)	-	(669)	(1,546)	6,753
Operating expenses	-	336	7,834	983
Net income (loss) from continuing operations, net of income tax	$-	$(1,005)	$(9,380)	$5,770

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2023, to the date, these financial statements were issued, and as of February 21, 2023, there were no other material subsequent events to disclose in these financial statements.

On December 28, 2021, the board of directors (the “Board”) approved the 2021 stock option plan (“2021 Plan”). The 2021 Plan was subject to the approval of our stockholders within 12 months of the Board’s approval. We did not seek approval of the 2021 Plan from our stockholders on or before December 28, 2022, and no awards of any type were granted under the 2021 Plan.

On April 10, 2023, the Board terminated the 2021 Plan and approved a new stock option plan for our director’s officers, employees, advisors, and contractors containing the same terms and conditions as the 2021 Plan (the “2023 Plan”). The 2023 Plan is also subject to approval of our stockholders within 12 months from the date of the Board’s approval. In connection with the approval of the 2023 Plan, the Board granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 3,250,000 shares of our common stock at an exercise price of $0.50 per share (the “Awards”). As part of the Awards, our CEO, Mark Thomas, was granted 800,000 ISOs and 200,000 NSOs, and our CFO, Anthony Fidaleo, was granted 250,000 ISOs (collectively, the “Officer Awards”). The Officer Awards vest as to 25% of the shares on June 16, 2023. Thereafter, the Officer Awards will further vest as to 1/48th of the shares on the 16th day of each month, beginning July 16, 2023, for a period of 36 months; provided all vesting is subject to the officer having provided continuous service to us or a related corporation through each such vesting date.

The 2023 Plan provides eligible participants with benefits consisting of one or more of the following: ISOs, NSOs, and bonuses in the form of our common stock (“Stock Bonuses”). The Board or a committee of directors will administer the 2023 Plan and determine what employees or officers will receive an award under the 2023 Plan. ISOs, which are intended to be compliant with Section 422 of the Internal Revenue Code, may be awarded only to our employees. NSOs and Stock Bonuses are not subject to Section 422 of the Internal Revenue Code and can be awarded to employees and non-employees.

As with the 2021 Plan, the aggregate number of shares of our authorized but unissued common stock that can be awarded under the 2023 Plan is 5,960,000, whether in the form ISOs, NSOs, or Stock Bonuses (or a combination thereof). Awards can be issued under the 2023 Plan for ten years from the date the Board approved the 2023 Plan. ISOs may be exercised during a period no longer than ten years from the date of the award (five years for individuals who own more than 10% of the combined voting power of the Company). NSOs may be exercised for a maximum period of ten years from the date of the award.

Subsequent to the quarter ended March 31, 2023, the company issued 225,000 shares of common stock at $0.50 per share to unaffiliated accredited investors through a private placement offering for $450,000. The offering was closed effective May 5, 2023.

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors in the principal amount of $1,600,000. The Note matures on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 is due and payable in full.

In connection with entering into the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis.

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

Overview

KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as KeyStar Corp. The wholly owned subsidiary was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc.

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

Through our ZenSports brand, we can offer a modern, full-featured, native mobile, and global online sports betting platform incorporating a sports book, peer-to-peer betting, fiat ($, €, £, ¥, etc.), and digital currency for betting, eSports wagering, loyalty, and player retention.

Through our Ultimate Gamer brand, we can offer a modern, full-featured mobile and PC-based eSports tournament management platform designed to improve the overall experience and reduce digital friction for the 3.24 billion gamers that seek the ability to curate their online gaming experience in a personalized manner.

Through our Burstive brand, we can offer comprehensive financial services utilizing a DeFi backbone that will incorporate a blockchain-based digital currency and marketplace infrastructure. Burstive is integrated with our ZenSports and Ultimate Gamer brands, and together they provide differentiation in their respective markets and a foundation for success for white-label partners in online sports betting, eSports, e-commerce, and financial services.

Effective January 10, 2023, Mr. John Linss (“Linss”) resigned as a member of the Company’s board of directors (the “Board”) and as the Company’s Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer pursuant to the terms of a Separation Agreement and Release dated the same date.

On January 10, 2023, the Board appointed Mark Thomas as the new Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer of the Company. Prior to accepting the new position Mr. Thomas was the Company’s Chief Product Officer and was the founder and former Chief Executive Officer of ZenSports, Inc.

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

Being a start-up company, our Prior Business had limited revenues and limited operating history. Our New Business continues in a start-up mode as we aggregate our recent asset acquisitions and continue the development of our comprehensive platform capability. At present, we have submitted the full application for approval to the Tennessee Sports Wagering Advisory Council (SWAC) for approval. We are currently working directly with SWAC, legal counsel, and internally to build out our platform’s capabilities in order to facilitate and expedite the licensing process so that we can commence monetizing our assets. We believe we can be approved for licensing as early as the May 24, 2023 SWAC meeting, if all goes according to plan, as our license application is currently on the SWAC meeting agenda. We believe we currently have sufficient funding to satisfy the requirements of SWAC to go live. However, we will require additional funding post licensing. As such, as part of our growth strategy, we expect to continue to raise funds in order to support our strategic organic growth.

The website for our Prior Business is https://www.keystarshop.com. Our Prior Business was an online-based company with no demand for a physical storefront location. Our New Business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our New Business is https://www.keystarcorp.com. The information on our website is not made a part of this Annual Report. Our headquarters address is 78 SW 7th Street, Suite 500 Miami, FL 33130. Our phone number is: (866) 783-9435.

Results of Operations for the Three and Nine Months Ended March 31, 2023, and 2022

During the three months ended March 31, 2023, and 2022, we incurred net losses from continuing operations of $10,886,865 and $51,431, respectively, and net losses from discontinued operations of $0 and $1,005, respectively.

During the nine months ended March 31, 2023, and 2022, we incurred net losses from continuing operations of $13,996,513 and $914,775 respectively, and net income (losses) from discontinued operations of $(9,380) and $5,770, respectively.

For the three and nine months ended March 31, 2023, there were no revenues from our continuing operations. Revenues from continuing operations are not expected to commence until we have been approved for a gaming licensing and have begun Sports Betting operations. In February 2023, we applied for a gaming license in Tennessee. We expect the license to be approved and to commence generating revenues in Tennessee as early as the end of May 2023.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we secure a gaming license and launch our sports betting operations. In addition, with had non-cash expenses contributing to our loss for compensation of $894,000 as a result of fully accelerating the amortization the Series C convertible preferred stock owned by our former Chief Executive Officer, John Linns, as part of an extinguishment of debt in the restructuring of the related party demand line of credit debt of 7,624,859 and a loss of $1,073,962 on the change in fair value of derivatives.

During the three and nine months ended March 31, 2023, we closed on the two above-noted acquisitions and spun off our Prior Business. We funded these activities by securing funding of $650,000 for the issuance of 2,166,665 shares of our Series C Convertible Preferred Stock, an aggregate of $2,542,500 from the issuance of 3,655,000 of our common stock from private placements, and from an increase in our related party demand line of credit from $250,000 to $4,000,000 on which we drew down $3,687.183 in principal borrowings.

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

As of March 31, 2023, we had total current assets of $845,103, total current liabilities of $12,883,039, and a total working capital deficit of $12,037,936. Net cash used in operating activities increased by $3,580,393 during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The increase in the use of cash in operating activities is principally the result of the increase in a net loss of $13,096,888, a $729,718 increase in net operating assets and liabilities offset by increases in non-cash transactions of $6,803,552 in loss on extinguishment of debt, an increase of $1,073,962 in loss on change in fair value of derivatives, and an increase non-cash compensation of $894,000.

The increase in net loss is primarily a result of our transitioning from our Prior Business to our New Business which resulted in a $5,049,032 increase in operating expenses, plus an increase in non-cash other expenses of $8,032,701. The increase in operating expenses is principally comprised of an increase in salaries and wages of $3,621,501, including $894,000 in non-cash compensation, operating expenses of $484,223, sales and marketing expenses of $165,527 and an increase in general and administrative expenses of $774,200.

The increase in salaries and wages is due to the change in our business from our Prior Business to our New Business. Our Prior Business outsourced all functions, as such there were no salaries and wages paid. The increase in general and administrative is principally comprised of legal and professional fees associated with our asset acquisitions, fundraising, attaining gaming licenses, and other legal and professional costs.

The increase in operating expenses is principally a result of incurring operating costs associated with our core business, such as web hosting and SAAS costs required to build out, maintain, and deliver our sports betting application.

The increase in other expenses primarily related to a $146,057 increase in interest expense along with increases in non-cash expenses of $6,803,552 in loss on extinguishment of debt and $1,073,962 in loss on change in fair value of derivative.

Net cash used in investing activities increased by $2,317,692 during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The increase is principally the result of the acquisition of certain assets of ZenSports and Ultimate Gamer, capitalized cost of our internally developed software, capitalized costs of attaining our Tennessee gaming license, and the costs associated with the disposition of our Prior Business.

Cash paid for the acquisitions of certain assets of ZenSports was $1,511,647. Cash paid for capitalized software was $541,636, which is principally comprised of labor costs. Cash paid for capitalized gaming license was $185,419, which is principally comprised of legal fees. Cash paid in connection with the disposition of our Prior Business was $77,000, which is principally related to the settlement of a related demand note payable to TopSight for $35,000, the accrued expenses payable to Ms. Chen of $20,000 and the payment of $22,000 for 2,000,000 shares of our Series A Convertible Preferred Stock owned by TopSight, a company owned by Ms. Chen our former Chief Financial Officer.

Net cash provided by financing activities increased by $6,647,936 during the nine months ended March 31, 2023, compared to the nine months ended December 31, 2022. The increase is principally from fundraising and financings used in our acquisitions and to support operations including software development and licensing costs.

The increase in net cash provided by financing is comprised of proceeds of $650,000 for the issuance of 2,166,665 shares of our Series C Convertible Preferred Stock, the receipt of $102,760 from subscriptions receivable relating to a prior offering of our Series C Convertible Preferred Stock, an aggregate of $2,542,500 from the issuance of 3,655,000 shares of our common stock from private placements and an increase of $3,647,738 from draw downs on our related party demand line of credit.

We were incorporated on April 16, 2020. Since inception, our efforts and operations from our Prior Business to the date of disposition have been devoted primarily to startup and development activities, resulting in negative cash flows and an accumulated deficit from inception through disposition on September 15, 2022. During the nine months ended March 31, 2023, we closed on acquisitions of certain assets of ZenSports and Ultimate Gamer and divested our Prior Business.

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

We do not expect significant revenues in the short term as we transition from our Prior Business to our New Business and until we secure jurisdictional gaming licenses allowing us to generate revenues from our Sports Betting capabilities. We expect to incur significant increases in operating costs as we incur the costs of transitioning from our Prior Business to our New Business and continue to execute our adjusted New Business operating plan. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

Off Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

Going Concern

As of March 31, 2023, we have a working capital deficit of $12,037,936. We had a net loss from continuing operations of $13,996,513 for the nine months ended March 31, 2023. We currently have no customers and we do not expect to generate significant revenues in the short term as we are transitioning from our Prior Business to our New Business. We cannot generate sports betting revenues until we secure a jurisdictional gaming license.

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

These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements. Because of these conditions, we will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues once we attain a gaming license. There are no assurances that we will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support our working capital requirements. To the extent that funds generated are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 6. Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	02/11/2021
3.2	Certificate of Amendment	S-1	3.2	02/11/2021
3.3	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.4	Certificate of Designation of Series C Convertible Preferred Stock	8-K	3.1	07/05/2022
3.5	Amended and Restated Bylaws	8-K	3.1	10/04/2022
4.1	Common Stock Warrant of KeyStar Corp. issued to Excel Family Partners, LLP, dated February 24, 2023	8-K	4.1	02/28/2023
10.1	Separation Agreement and Release between KeyStar Corp. and John Linss, dated January 10, 2023	8-K	10.1	01/17/2023
10.2	Offer Letter between KeyStar Corp. and Mark Thomas, dated January 10, 2023	8-K	10.2	01/17/2023
10.3	Offer Letter Supplement between KeyStar Corp. and Mark Thomas, dated February 6, 2023	8-K	10.1	02/10/2023
10.4	Second Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated February 24, 2023 made by KeyStar Corp.	8-K	10.1	02/28/2023
10.5	Stock Redemption and Purchase Agreement between KeyStar Corp. and John Linss, dated February 27, 2023	8-K	10.1	03/02/2023
10.6	Stock Redemption and Purchase Agreement between KeyStar Corp. and Corespeed, LLC, dated February 27, 2023	8-K	10.2	03/02/2023
10.7	Promissory Note made by KeyStar Corp. for the benefit of John Linss, dated February 27, 2023	8-K	10.3	03/02/2023
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTAR CORP.
(Registrant)

Date: May 22, 2023

By:	/s/ Mark Thomas
Mark Thomas
Chief Executive Officer
(Principal Executive Officer)

