Form 10-K
period 2023-06-30
KeyStar Corp.
filed 2024-03-08
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56290

KeyStar Corp.
(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street, Suite 500, Miami, Florida	33130
(Address of principal executive offices)	(Zip Code)

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of December 30, 2021 cannot be computed due to no sales taking place on that day and a lack of information regarding bid and asked prices of such common stock on such date.

As of March 8, 2024, the registrant had 68,221,632 shares of common stock issued and outstanding.

ii

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

In the summer of 2022, our business consisted solely of providing online retail sales of masks and similar products and convention services (together, prior business).

On June 15, 2022, we hired a new Chief Executive Officer and Chief Financial Officer along with certain key employees of ZenSports, Inc. to explore business opportunities related to software and mobile application development and services related to such technology. On August 26, 2022, we entered into an Asset Purchase Agreement to purchase certain technological assets, as well as the brand ZenSports, from ZenSports, Inc. The assets were purchased to allow us to offer online sports betting, eSports, DeFi fintech and various entertainment services, on a direct-to-consumer (B2C) and business-to-business (B2B) basis. We did not acquire the entity ZenSports Inc. On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, a member of our Board of Directors (the “Board”), to acquire certain assets of a company acquired previously by Excel Members through an assignment for the benefit of creditors. Ultimate Gamer, LLC, which was formerly in the business of organizing and operating in-person and online video game competitions tournament, originally owned these assets. The purchased assets included the brand name Ultimate Gamer. On September 15, 2022, we entered into an agreement to assign all of the assets in connection with or relating to our prior business owned or used by us, and to delegate any and all liabilities owed by us, to TopSight Corporation, a company owned by Ms. Chen, our former Chief Financial Officer.

As a result of the foregoing transactions, we ceased all operations relating to our prior business and commenced operations relating to B2C offerings within online sports betting (current business or business). With our current business, augmented by net new development of products and services, we intend to pursue global business opportunities through a platform we’ve designed to be a flexible foundation for corporate growth. Through our ZenSports brand we offer a modern, full-featured, native mobile, and global online sports betting platform incorporating; a sports book, peer-to-peer betting, eSports wagering, loyalty, and player retention.

In May 2023, we received approval on our Tennessee Sports Gaming Operator license, and we. officially launched our sports betting operation in Tennessee in June 2023.

Suppliers and Distribution

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

Our Technology and Product Development

Through technology asset purchases and strategic personnel hires, we have assembled a comprehensive platform capability that enables B2C offerings within the online sports betting market. The strategic hires include highly capable product managers, software designers, developers, and engineers. Our team continues to enhance the platform through new development and integration with, and for, strategic partners.

Our current offerings are built on an integrated proprietary platform using modern, native-mobile, and internet technologies that provide flexibility in branding and deployment while addressing specific market requirements in an efficient manner.

We will continue to invest in our asset acquisitions from ZenSports ensuring that the needs of our target markets are addressed. Significant effort is made in avoiding technical debt as we enhance and augment our market-leading technical and product roadmaps. Fortunately, we do not have old legacy technology that restricts our speed to market and flexibility, reduces efficiency and increases cost, and forces workarounds and limited features. As a fundamentally digital business, our foundational focus revolves around the features and data that are desired by our end user, the sports betting players. Our integrated platform has been designed and built to be easily scalable, maintainable, and supportable. This creates the ability to offer outstanding customer responsiveness and reduce friction and inefficiency within operations.

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

Marketing

We are leveraging the considerable marketing experience of our team and have commenced a variety of Tennessee focused marketing activities, including paid media, sponsorships, contests, promotions, branding content marketing, cash rewards and other promotional and loyalty bonuses. For the short run we will focus our marketing efforts and budget to identify and streamline the effective marketing programs that are attracting new players in Tennessee. We are in the process of designing, budgeting, and funding a longer-term marketing plan.

Client and User Acquisition and Retention

We commenced marketing in Tennessee near our launch date of June 8, 2023, with a focus on cash rewards to separate ourselves from the competition, as such we currently do not have enough empirical data to determine the effectiveness of our marketing programs. The online sports betting market has cycled through an inherently inefficient and costly approach to user acquisition. Ever escalating costs of acquisition seem to have not translated to corresponding profitability in the United States (U.S.) market. We do, expect to avoid programs that have a questionable return on investment, unless they contribute significantly to growth and can be throttled to achieve planned results.

Advanced data and behavioral analytics have been used effectively by the team prior to acquisition and they will be important components of a broad-based strategy. In addition, our unique loyalty programs have proven in the past to not only result in high retention but also serve as a referral engine that grows our user base for a fraction of the cost. Traditional approaches to user acquisition such as database segmentation and marketing, affiliate marketing, advertising, social media and influencer marketing and other forms of free and paid content marketing all are or will all be deployed in a planned manner as well

E-commerce Website and Mobile Apps

We have developed and deployed a KeyStar corporate website and a ZenSports sports betting website. A ZenSports sports betting mobile app is available for download from the Apple App Store. A ZenSports Android mobile app is available for download from the ZenSports website. We are currently working with Google to adhere to their modified approval process for downloading the Android app from the Google Play Store.

Distribution

Our distribution strategy is to focus solely on Tennessee in the short run, with plans to seek jurisdictional approval in multiple additional U.S. Jurisdictions. As of early 2023, 33 states and the District of Columbia had legalized sports betting, including 24 jurisdictions that allow online betting. We are in the process of identifying, budgeting, and securing funding for expansion into other jurisdictions.

Competition

Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events, and in-person casinos, are better established and may be perceived by our users to offer greater variety, affordability, interactivity, and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. Through our ZenSports sports betting app, we compete with much larger, better-funded, established organizations. We believe our fresh technology and know-how, and customer service focused operations provide significant differentiation.

Regulations

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

The online gaming industry (inclusive of our betting product offerings) is highly regulated, and we must maintain licenses and pay online gaming taxes or a percentage of gross bets (Handle) or gross gaming revenue where required by the jurisdictions in which we operate in order to continue our operations. Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules, and regulations generally concern the responsibility, financial stability, integrity, and character of the owners, managers, and persons with material financial interests in the online gaming operations along with the integrity and security of the sports and tournament betting product offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

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

We currently are only licensed in Tennessee and have no other active licenses. We are in the process of identifying and executing license applications in various states and jurisdictions within the U.S. In that regard we have hired a Chief Compliance Officer and engaged legal counsel with specific expertise in this area.

Data Protection and Privacy

Our acquired technological assets include certain data protections and privacy protections for our anticipated: handling, collection, storage, receiving, transmission, and other processes pertaining to certain personal information of expected future users and employees. We adhere to data and privacy protection regulations in our current marketing activities. We are currently fully compliant with all state sports betting data protection and privacy pursuant to our Tennessee gaming license.

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

Compliance

We are fully compliant with the legal and regulatory requirements imposed on us in connection with our Tennessee gaming license, currently the only jurisdiction we operate our sports betting business.

Responsible and Safer Gaming

We view the safety and welfare of our future users as critical to our business and have made or will make appropriate investments in our processes and systems as we enter the marketplace. We have written responsible online gaming policies and are committed to industry-leading responsible online gaming practices as seek to provide our users with the resources and services they need to play responsibly. Additionally, all our employees take part in responsible gaming training with mandatory periodic refresher training, overseen by our compliance team.

Intellectual Property, Proprietary Rights, Patents, and Trademarks

Our business substantially relies on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code and trade secrets that we use to develop and properly run our mobile sports betting app and related services. We also purchase and use proprietary data acquired from other vendors.

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

In addition to these contractual arrangements, we also rely on a combination of trade secret, trademark, trade dress, and domain names to protect our product offerings and other intellectual property. We own the copyright to the software code to our content, as well as trademarks under which our product offerings and related services are marketed. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and in locations outside the U.S. We have a significant number of registered trademarks for products and services, that have been or are being developed in the U.S., including our primary brand, “ZenSports”,

Employees

As of June 30, 2023, we had a total of 13 employees and 7 consultants.

Segments

We identify our reportable segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Our chief operating decision maker is our sole Director, Bruce Cassidy.

The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis. We have determined that during the fiscal year ended June 30, 2023, we had one reportable segment consisting of multiple product offerings.

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

Risks Related to Our Business and Industry

Our restatement of certain of our previously issued financial statements may impose unanticipated costs, affect investor confidence, and cause reputational harm.

During fiscal 2023, we corrected an accounting error related to the estimated value of the shares of Series B convertible preferred stock issued and recorded in the year ended June 30, 2022. In February, 2024, management determined that the value of the shares and the corresponding loss on debt extinguishment was overstated by $747,102.

Therefore, to correct this accounting error, we recorded an adjustment to equity and other losses in the amount of $747,102 at June 30, 2022. This adjustment had no effect to the balance sheet or statement of operations for the year ended June 30, 2023.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods during the years ended June 30, 2023 and June 30, 2022, respectively, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the June 30, 2022 consolidated financial statements in accordance with FASB ASC 250-10-45-23.

As a result, we have incurred, and may continue to incur, unanticipated costs in connection with or related to the Restatements, as well as any litigation or regulatory inquiries that may result and have resulted therefrom. In addition, the Restatements and any potential related media coverage may negatively affect our relationships with customers and may also negatively affect investor confidence in the accuracy of our financial disclosures and cause it reputational harm.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of KeyStar must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and new industry. The risks include, but are not limited to, the possibility that we will not be able to raise sufficient capital to meet our ongoing operating needs and to fund our growth plans, develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If unsuccessful with one or more of these issues, our business, financial condition and operating results could be materially and adversely affected.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

We have a limited operating history and have incurred recurring losses from operations. For the fiscal years ended June 30, 2023 and 2022, we incurred a net loss of $11,337,876 and $715,974, respectively. Our auditors, in their opinion dated March 8, 2024 have included a going concern paragraph. We do not have a history of generating revenues and only recently began to generate any revenues from our sports betting operations, further our projected revenues do not currently cover our expenses and we are dependent on outside capital to continue our operations. We may not be able to continue as a going concern without additional financing, and if such financing is not available to us or is not available to us on acceptable terms, we may be forced to cease operations.

We are dependent on outside financing for continuation of our operations.

Our business is in start-up mode building out our platform capability. We are currently licensed for gambling only in Tennessee and as such, we are currently generating di minimis revenues and in some instances losses from our sports betting App and are precluded from generating any revenues from our gambling technology outside of Tennessee. We generate no other revenues and we are completely dependent on the continued availability of financing in order to continue our business.

We are dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through placement of preferred and/or common stock in order to implement our business plan. There can be no assurance that we will be successful in order to continue as a going concern. We are funding its initial operations by a related party demand line of credit, a related party demand note payable, issuing preferred stock, and issuing common stock through private placements.

We cannot be certain that capital will be provided when it is required or in amounts sufficient to meet our operating requirements. Management believes the existing stockholders, prospective new investors, and future revenues will provide the additional cash needed to meet our obligations as they become due and will allow the expansion of the sports betting technology into additional jurisdictions. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including online gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our prospective users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities. As a result, we cannot ensure that demand for our offerings will materialize or remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities, such as online gaming.

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

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of service providers, business partners or employee information may be compromised by a malicious third- party penetration of our network security, or that of a third-party service provider or business partner or impacted by intentional or unintentional actions or inaction by our employees, or those of a third- party service provider or business partner. As a result, our users’ information may be lost, disclosed, accessed or taken without our users’ consent. We expect that we will be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. We cannot provide assurance that they will not have a material impact in the future.

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

As part of our business strategy, we have made, and may continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies, and products into our business;
●	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic, or cultural challenges in managing and integrating the expanded or combined operations;
●	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;
●	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and
●	the ability to retain or hire qualified personnel required for expanded operations.

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

Our growth prospects depend on the legal status of online sports betting and online gaming in various jurisdictions, predominantly within the U.S., and legalization may not occur in as many states as we expect or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize online sports betting and online gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

A number of states have legalized, or are currently considering legalizing, online sports betting and online gaming, and our business, financial condition, results of operations and prospects are significantly dependent upon legalization of online sports betting and online gaming. Our business plan is partially based upon the legalization of online sports betting and online gaming for a specific percentage of the population on a yearly basis and the legalization may not occur as we have anticipated. Additionally, if a large number of additional states or the federal government enact online sports betting and online gaming legislation and we are unable to obtain or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or online gaming websites in U.S. jurisdictions where such games are legalized, our future growth in online sports betting and online gaming could be materially impaired.

As we enter into new jurisdictions, states or the federal government may legalize online sports betting and online gaming in a manner that is unfavorable to us. As a result, we may encounter legal, regulatory, and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, states may require us to have a relationship with a retail operator for online sports betting access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial tax rates on online sports betting and online gaming revenue, in addition to the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

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

Any online sports betting or online gaming license could be denied, and if issued could be revoked, suspended, or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our planned business operations. Any failure to obtain, maintain or renew licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

The success, including win or hold rates, of existing or future sports betting product offerings depends on a variety of factors and is not completely controlled by us.

The sports betting industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our sports bets we offer to our users. We use hold percentage as an indicator of a sports bet’s performance against its expected outcome. Although each sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s experience and behavior, the financial resources of users, the volume of bets placed and the amount of time spent engaging with our product offering. As a result of the variability in these factors, the actual win rates on our sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our users exceeding those anticipated. The variability of win rates (hold rates) also has the potential to negatively impact our financial condition, results of operations, and cash flows.

We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain applicable laws and regulations, and any service disruption to those systems would prohibit us from operating our product offerings, and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our product offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines or lawsuits, and our business, financial condition and results of operations could be adversely affected.

Our business model depends upon the continued compatibility between our app and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If the Apple App Store, or the Google Play Store once we’re approved, prevents users from downloading our app or augments the restrictions on advertising to our users, our ability to grow our revenue, profitability and prospects may be adversely affected.

The substantial majority of our users access our products primarily on mobile devices, and we believe that this will continue to be increasingly important to our long-term success. Our business model depends upon the continued compatibility between our app and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices.

In addition, we rely upon third-party platforms for distribution of our product offerings. Our sports betting product is primarily distributed through the Apple App Store and a traditional website. We are currently working with Google to adhere to their modified approval process for downloading the Android app from the Google Play Store. We believe we will be approved by Google in the near future. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution and operation of our apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

There is no guarantee that popular mobile devices will start or continue to support or feature our product offerings, or that mobile device users will continue to use our product offerings rather than competing product offerings. We are dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our product offerings’ functionality, reduce or eliminate our ability to distribute our product offerings, give preferential treatment to competitive product offerings, limit our ability to deliver high quality product offerings, or impose fees or other charges related to delivering our product offerings, could adversely affect our product offering usage and monetization on mobile devices.

Moreover, our sports betting product requires high-bandwidth data capabilities in order to place time-sensitive bets. If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, our user growth, retention, and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, our product offerings must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems may impact the accessibility, speed, functionality, and other performance aspects of our product offerings, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our product offerings and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the United States to impede access to content, or otherwise discriminate against content providers like us, such as providing for faster or better access to our competitors, over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use our product offerings on their mobile devices, if our users choose not to access or use our product offerings on their mobile devices, or if our users choose to use mobile product offerings that do not offer access to our product offerings, our user growth, retention, and engagement could be seriously harmed.

In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owners of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies have been, and may continue to be, developed by companies, such as Apple and Google, that, among other things, block or limit the display of our advertisements and some or all third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our users and impact our marketing activities. While these changes have not had a material adverse impact on our business to date, they could materially impact the way we do business in the future, and if we or our advertising partners are unable to quickly and effectively adjust to new changes, there could be an adverse effect on our business, financial condition, results of operations or prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions, and if we fail to obtain and subsequently maintain such licenses, our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our business will depend on our ability to obtain and maintain licenses to offer our product in a large number of jurisdictions or in heavily populated jurisdictions. Regulated gaming license applications and audits frequently involve an in-depth suitability review of the applicant’s business and operations and associated individuals including certain officers, directors, key employees and significant stockholders. These applications and audits take substantial time to prepare, submit, and complete, often requiring the production of multiple years’ worth of business and personal financial records and disclosures which take considerable time to compile, followed by the regulator’s investigatory process which may take months to complete. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our sports betting operations in a timely manner or at all. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Palpable (obvious) errors in odds making may occasionally occur in the normal course of business, sometimes for large liabilities. While it is a worldwide standard business practice to void bets associated with palpable errors or to correct the odds, there is no guarantee regulators will approve voiding palpable errors in every case.

Our sports betting product offers a competitive set of bet offerings involving popular professional sports leagues within the United States, and limited offerings for most international sports leagues. Odds are set through a combination of algorithmic and manual odds making. Bet acceptance is always a manual process performed by the customer. In some cases, the odds offered on our sport betting product constitute an obvious error. Examples of such errors are inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is generally commonplace worldwide for operators to void bets associated with such palpable errors, and, in most mature jurisdictions, these bets can be voided without regulatory approval at operator discretion. In the U.S., it is unclear long term if state-by-state regulators will consistently approve the voiding of bets or re-setting odds to correct odds on such bets. In some cases, we require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

Negative events or negative media coverage relating to, or a declining popularity of, sports betting, online sports betting or the underlying sports or athletes in general, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes) could seriously harm our reputation. In addition, a negative shift in the perception of sports betting by the public or by politicians, lobbyists or others could affect future legislation of sports betting, which could cause jurisdictions to abandon proposals to legalize sports betting, thereby limiting the number of jurisdictions in which we are permitted to operate. Furthermore, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Negative public perception could also lead to new restrictions on, or the prohibition of, sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

Given our business, we may be the subject of governmental investigations and inquiries with respect to the operation of our businesses and we could be subject to future governmental investigations and inquiries, legal proceedings, and enforcement actions. Any such investigation, inquiry, proceeding or action could adversely affect our business.

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

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the products and services we plan to sell and thus to the entire business itself. Our officer and director, Bruce Cassidy, is instrumental in the viability of our business and our future success. Consequently, the loss of this individual may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

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

As of February 29, 2024 our current Chairman of the Board, Bruce Cassidy, through his companies Eagle Investment Group, LLC, Excel Family Partners, LLLP and Excel Members, LLC, beneficially owns outstanding voting securities representing 63.55% of the total voting power of our outstanding common stock and preferred stock. Currently, there are 67,821,632 shares of common stock outstanding that entitle the holders to 1 vote per share for a total of 67,821,632 votes. We also have 11,693 shares of Series B preferred stock outstanding that have the right to 100 votes per share for a total of 1,169,300 votes, and 2,499,998 shares of Series C preferred stock outstanding that have the right to 1 vote per share for a total of 2,499,998 votes. Thus, there are a total of 71,490,930 total votes available and Mr. Cassidy controls 45,430,598 votes for 63.55% voting power over the company.

As a result, Mr. Cassidy has a majority of the voting power in all matters submitted to our stockholders for approval including:

●	Election of members of the Board;
●	Removal of any of our directors;
●	Amendment of our Certificate of Incorporation or bylaws;
●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2023,  material weaknesses exist in the Company’s internal control over financial reporting and disclosures. This could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to enhance and improve the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period; or (iv) June 30, 2026. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	technological innovations or new products and services by us or our competitors;
●	government regulation of our products and services;
●	the establishment of partnerships with other technology companies;
●	intellectual property disputes;
●	additions or departures of key personnel;
●	sales of our common stock
●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	operating results below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

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

Our shares will be subject to the Penny Stock Reform Act, which will affect your ability to sell your shares in any secondary market, which may develop. If our shares are not listed on a nationally approved exchange or NASDAQ, we do not meet certain minimum financing requirements, or have a bid price of at least $5.00 per share, they will likely be defined as a “penny stock”. Broker-dealer practices, in connection with transactions in “penny stocks”, are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

●	the delivery of standardized risk disclosure documents;
●	the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the customers’ account;
●	written determination that the penny stock is a suitable investment for purchaser;
●	written agreement to the transaction from purchaser; and
●	a two-business day delay prior to execution of a trade

These disclosure requirements and the wide fluctuations that “penny stocks” often experience in the market may make it difficult for you to sell your shares in any secondary market, which may develop.

Rule 144 sales in the future may have a depressive effect on our stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 1B. Unresolved Staff comments

None

Item 2. Properties

Currently, we do not own any real estate, but are on a month-to-month lease for limited office space in Miami, Florida. We are headquartered at 78 SW 7th Street, Suite 500, Miami, Florida 33130. Our phone number: (866) 783-9435

We believe that our current lease is adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

On February 23, 2024, ZenSports, Inc. filed a Complaint and Demand for Arbitration against us with the American Arbitration Association, Las Vegas Regional Office. In the complaint, ZenSports alleges that we made misrepresentations of material facts and engaged in deceptive trade practices in connection with our purchase of certain assets from ZenSports pursuant to an asset purchase agreement dated August 26, 2022. ZenSports is requesting an award of recission damages in the amount of $6,500,000, plus three times that amount as treble damages pursuant to Nevada Revised Statutes 598A.210. We believe the claims made by ZenSports are without merit and we intend to vigorously refute such claims. The ultimate outcome of this arbitration proceeding cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are listed for quotation on the OTC Markets Group’s Pink Open Market under the symbol “KEYR.” Our shares, however, are not actively traded and there is currently no established public trading market for our shares of common stock. Any quotations that do occur reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Our Common Stock

As of February 29 2024, we had 67,821,632 shares of our common stock issued and outstanding, held by approximately 62 stockholders of record.

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

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

During our fiscal year ended June 30, 2023, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act during our fourth quarter of our fiscal year ended June 30, 2023.

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

Results of Operations

Fiscal Year Ended June 30, 2023, Compared to Fiscal Year Ended June 30, 2022

Revenues and Costs of Revenues

Net Gaming Revenues (Loss) for the years ended June 30, 2023, and 2022 were $(36,789) and $-0-, respectively. Costs of revenues for the years ended June 30, 2023, and 2022 were $46,820 and $-0-, respectively. Our gross gaming revenue loss and negative gross margin for the year ended June 30, 2023 compared to June 30, 2022 is as a result of commencing of sports betting on June 8, 2023 compared to no sports betting operations during the year ended June 30, 2022. On September 15, 2022, we entered into an agreement to assign all of the prior business’ (discontinued operations) rights including certain assets and liabilities to TopSight, a company owned by Zixiao Chen, the Company’s former Chief Financial Offer.

The assets and liabilities of our discontinued operations as of June 30, 2022, are included in the balance sheet for comparative purposes as the assets and liabilities for the three months ended have been adjusted to reflect the assignment to TopSight and are included in gain on assignment of assets in the statement of operations.

Revenues, cost of revenues, and operating expenses from our prior business were all related to sales of KN95 masks and similar products, and convention services, and resulted in a net income (loss) from discontinued operations, net of income taxes of ($9,380) and $13,836 for the years ended June 30, 2023, and 2022, respectively. These results are not considered material to management’s discussion and analysis of financial condition and results of operations.

Operating Expenses

Salaries and wages of $5,477,939 were incurred during the year ended June 30, 2023, compared to $264,212 during the year ended June 30, 2022.

The $5,213,727 increase is primarily due to our having a full workforce in place during 2023 moving the company toward our goal of readying our technology, fundraising, closing two acquisitions, creating marketing programs all in anticipation and successfully securing approval for sports betting license in Tennessee in May 2023. Compared to the year ended June 30, 2022, whereby we hired two new executives and key personnel on June 16, 2022, as part of our transition from our prior business to our current business.

Included in the 2023 Salaries and wages are bonuses of $425,000 paid to Mr. Linss and $50,000 paid to Mr. Thomas, our former Chief Executive Officers, respectively, pursuant to their respective employment agreements, $269,000 to Mr. Linss for severance, excluding employer taxes, and non-cash compensation totaling $1,161,669 of which $894,000 was for 2,980,000 shares of Series C preferred stock granted to Mr. Linss per the terms of his employment agreement, $94,750 and $23,687 in vested incentive stock options for Mr. Thomas and Mr. Fidaleo, our former Chief Financial Officer, respectively, $1,030,593 paid to key employees upon successful acquisition of ZenSports, Inc., assets, and $149,231 in vested incentive stock options for all other employees and contractors were included in salaries and wages.

General and Administrative Expenses

General and administrative costs for the years ended June 30, 2023, and 2022 were $1,880,658 and $382,550, respectively.

The $1,498,108 increase was primarily due to legal and professional fees of $710,639 associated with our acquisitions, financings, licensing and increased SEC reporting requirements during 2023 compared $389,788 in legal and professional fees during 2022, which were principally related to funding raises, and exploring and hiring personnel as part of the transition from our prior business to our current business. The remaining increase is primarily related to $526,861 for hosting costs of our technology, $394,373 from software as a service providers (“SAAS”) both related to our development and delivery capabilities of our technology, office rents of $55,615, accounting related SAAS costs of $33,155, business taxes of $16,149 with the remainder primarily related to travel and entertainment and office related supplies and services incurred during 2023.

Depreciation and Amortization

Depreciation and amortization for the years ended June 30, 2023, and 2022 were $104,484 and $-0-, respectively.

The increase is principally related to amortizable costs of acquired assets and capitalized internally developed software being placed in service upon commencement of Sports Betting operations on June 8, 2023, compared to no depreciable or amortizable assets owned during 2022.

Other Expenses

Total other expenses for the years ended June 30, 2023, and 2022 were $3,456,490 and $83,048, respectively.

The $3,373,442 increase is primarily due to the recording of amortization of debt issuance costs related to the modified line of credit in the amount of $1,952,708 and the change in fair value of the derivative liability of $970,760 in the year ended June 30, 2023. The related party non-revolving second amended demand line of credit note (“LOC”) was exchanged and modified on substantially different terms from the note it replaced and as such is treated as a modification of debt. The excess of the carrying amount of the amended note was based on the combined fair value of the conversion option of $5,888,692 and the fair value of the warrant of $1,736,167 which totals $7,624,859. The 970,760 loss on change in fair value of the derivative was recorded during 2023 compared to $-0- for 2022. The derivative is related to a conversion feature associated with the LOC which is remeasured each reporting period. The loss on extinguishment of debt for 2022 was recorded as part of a transaction where the related party noteholder Zixiao Chen, our former Chief Financial Officer, transferred her ownership in a $10,000 convertible note payable to another entity that is controlled by Bruce Cassidy, our former Chief Executive Officer through June 14, 2022, our Chairman of the Board. The Company and the new noteholder mutually agreed to allow the note to be converted into Series B preferred stock at the conversion price of $1.00 per share. The principal balance and accrued interest were converted into 11,693 shares of Series B preferred stock. The fair value of the stock was $85,898, and we recorded a loss on the extinguishment of debt of $74,205.

In addition, interest expense for 2023 increased by $525,048 compared to 2022. The increase in Interest expense is comprised of an increase in related party interest of $493,161 and an increase in non-related party interest of $31,887. The related party interest increase was as a result on the increase in both principal and interest rate (from 5% to 15%) on the LOC and the addition of a new $1,600,000 related party short term demand note payable. The non-related party increase was as a result of the $1,700,000 note payable issued as part of the purchase of Series C preferred stock from Mr. Linss our former Chief Executive Officer.

Net Loss

Our net loss for the years ended June 30, 2023, and 2022 was $11,337,876 and $715,974 , respectively.

The significant increase in the net loss is primarily related to the complete transition from our prior business, which was in operation for all of 2022 compared to 2023 for which our prior business had limited operations and was spun off in September 2022. Our current business operations focused on sports betting went live on June 8, 2023. As a result of the transition of the business, we incurred the above-noted increases in both cash and non-cash operating and other expenses.

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

As of June 30, 2023, and June 30, 2022, we had total current assets of $1,549,684, and $76,296, a working capital deficit of $13,335,862, and $537,113, respectively.

Net cash used in operating activities during the year ended June 30, 2023, was $6,795,123 compared to $280,596, for the year ended June 30, 2022.

The $6,514,527 increase in negative operating cash flow from operations during the year ended June 30, 2023, as compared to the year ended June 30, 2022, is principally the result of the $10,621,902 increase in net loss principally related to an increase in salaries and wages of $5,213,727, a $1,498,108 increase in general and administrative costs, a $276,783 increase in Sales and Marketing costs and an increase in depreciation and amortization of $104,484. All increases are as a result of our transition from our prior business to our current business, whereby we had only hired new employees and commenced planning and strategy on June 16, 2022 compared to a full years of operations resulting in our obtaining our gaming license in Tennessee in May 2023 and going live with our sports betting app in Tennessee in June 2023.

As a result of the transition to our current business our net cash flows used in prepaid and other current assets increased by $1,202,758 during 2023 compared to 2022 primarily as a result of the payment of $750,000 prepaid annual gaming license and obtaining and prepaying a portion of cyber and E&O insurance.

Our cash flows from accounts payable and accrued expenses increased by $526,084 during 2023 compared to 2022 primarily as a result of an increase in legal and other professional fees and the recording of the $262,834 remaining balance on a onetime loss contract write-off. The increase in legal and professional fees is associated with the acquisition of the ZenSports assets, and the acquisition of the Ultimate Gamer assets in a common control transaction, multiple other potential acquisition targets, multiple fundraises, initial multi-jurisdictional gaming license forays, and multiple Securities and Exchange commission filings. The increase in accounts payable is also due to our general and securities council having provided us with generous informal extended payment terms to support our start-up and growth, we do not know if or for how long they will continue to provide extended payment terms. The onetime loss contract write-off is a result of entering into a 5-year web hosting agreement during 2022 with a company that management believed would be able to provide hosting simultaneously in Nevada, and multiple other domestic and internal jurisdictions at a favorable rate to support or then business plan. As part of our CEO transition in January 2023, our business plan was adjusted to focus solely on obtaining a gaming license in Tennessee and forgoing expansion into any other jurisdictions for the foreseeable future. In the fourth quarter 2023, we were informed by Tennessee that our chosen web hosting vendor was not approved for hosting sports betting in Tennessee, as such we had to attain and contract with a Tennessee approved web hosting vendor and abandon the use of our previously contracted vendor. As such, we entered into negotiations for a payoff and have fully expensed and accrued the remaining contracted costs of the contract, we have not yet come to a payoff agreement.

Our cash flows from accrued expenses related-party increased by $287,915 during 2023 compared to 2022, primarily as a result of the increase in accrued interest associated with the increase in related party borrowings on the LOC and notes payable. Our cash flows from players balances increased by $175,831 during 2023 compared to 2022, as result of our going live with sports betting during June 2023.

Net cash used in investing activities during the year ended June 30, 2023, was $1,704,014 compared to $-0- for the year ended June 30, 2022.

The increase is principally related to the $750,000 cash paid to acquire certain assets of ZenSports, Inc., the investment of $816,697 in capitalized software, including $768,456 of salaries and wages for the enhancement of our internally developed proprietary sports betting software and the investment of $135,837 in capitalized gaming license costs, primarily legal and professional fees associated with obtaining our gaming license from Tennessee.

Net cash provided by financing activities during the year ended June 30, 2023, was $8,788,292 compared to $258,272 for the year ended June 30, 2022.

The $8,530,020 increase in net cash provided from financing activities during the year ended June 30, 2023, as compared to the year ended June 30, 2022, was principally the result of the receipt of $2,767,500 in proceeds from the issuance of common stock during 2023 compared to $-0- during 2022. The receipt of net proceeds of 452,760 from sales and purchases of Series C convertible preferred stock, comprised of $650,000 in proceeds from the issuance of Series C convertible preferred stock plus $102,760 in proceeds from the Series C convertible preferred stock subscriptions receivable, offset by $300,000 paid to repurchase Series C convertible preferred stock during 2023, compared $97,240 in proceeds during 2022. The receipt of $3,685,338 in proceeds from the increase in the related party demand line of credit during 2023 compared to an increase of $166,539 during 2022. The receipt of $1,600,000 in proceeds from a short-term related party demand note payable during 2023 compared to $-0- during 2022.

We were incorporated on April 16, 2020, and started transitioning away from our prior business in the summer of 2022. As part of our transition to our current business, on August 26, 2022, we entered into an Asset Purchase Agreement to purchase certain technology assets from ZenSports, Inc. We purchased the assets so we could offer gambling and entertainment opportunities through technology, principally online gaming technology and use of the name ZenSports.

On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, (our former Chief Executive Officer through June 14, 2022) our Chairman of the Board, to acquire certain assets from Excel Members in a common control transaction. Excel Members acquired certain assets of Ultimate Gamer, LLC, a company that used to host eSports tournaments, through an assignment for the benefit of the creditor’s court process.

As of September 15, 2022, we ceased all operations relating to our prior business and continued executing our business plan for our current business which began on June 16, 2022. During the year ended June 30, 2023, we executed our original business plan through January 10, 2023, at which time we replaced our CEO and commenced executing our revised business plan to solely focus on obtaining a gaming license in Tennessee and commencing sports betting revenues. We obtained our gaming license in May 2023 and on June 8, 2023 commenced sports betting operations. Since our Current business has a limited history of generating revenues or operating successfully, we will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly, or annual basis. We will have limited capital available to us if we are unable to raise money through private equity offerings or find alternate forms of financing. On July 24, 2023, we issued a press release announcing the commencement of an offering of up to $10.0 million of the Company’s Common Stock, at a purchase price of $1.00 per share. To date we have not closed any of this financing and may not be able find a willing market. We continue to explore various avenues and forms of financing and to aggressively increase revenues. However, management has limited bandwidth, we are in a transitioning financial market, and there can be no assurance that we will be successful in raising sufficient capital timely.

We expect our revenues to increase over time but we lack sufficient history to accurately forecast the amount or time required to generate sufficient revenues to cover our current or future burn rate. The lack of sufficient revenues has continued through the first two quarters of our year ended June 30, 2024.

We expect to incur significant increases in operating costs The expected significant increases in costs will include, but not be limited to, costs relating to License maintenance, technology development and maintenance, sales and marketing, labor for both existing and new personnel, and other operating cost increases due to the current inflationary market place we operate in. The expected increase in operating costs is a byproduct of transitioning from a development stage business to a revenue generating operating business.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the U.S. and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $13,119,081 as of June 30, 2023. We had a net loss of $11,337,876 and negative cash flows of $6,795,123 from operations for the year ended June 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern.

As of September 15, 2022, we ceased all operations relating to our prior business and focused exclusively on our current business plan. During the year ended June 30, 2023, we executed our original business plan through January 10, 2023, at which time we replaced our CEO and commenced executing our revised business plan to solely focus on obtaining a gaming license in Tennessee and commencing sports betting revenues. We obtained our gaming license in May 2023 and went live with our sports betting app and commenced revenues in June 2023. Since our current business has a limited history of generating revenues or operating successfully, we will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly, or annual basis. We will have limited capital available to us if we are unable to raise money through private equity offerings or find alternate forms of financing. On July 24, 2023, issued a press release announcing the commencement of an offering of up to $10.0 million of the Company’s Common Stock, at a purchase price of $1.00 per share. To date we have not closed any of this financing and may not be able find a willing market. We continue to explore various avenues and forms of financings and to aggressively increase revenues. We will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. There can be no assurance that we will be successful in order to continue as a going concern. We are funding our business operations by utilizing a related party demand line of credit, borrowing on short term related party demand notes payable, issuing preferred stock, and issuing common stock through private placements.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●	disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period; or (iv) June 30, 2026. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended June 30, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2023, and that material weaknesses exist in our internal control over financial reporting and disclosures.

These weaknesses are that we were unable to provide a timely financial reporting package in connection with year-end audits and quarterly reviews. Additionally, management identified material weaknesses in the financial statement closing process as well as errors over financial reporting which required us to restate our prior years financial statements. These errors related to material adjustments over our accounting of debt extinguishment and related disclosures. This was primarily the result of our lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. These material weaknesses resulted in the restatement of our balance sheet as of June 30, 2022.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Our management is committed to improving its internal controls. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to develop a comprehensive plan and implement the changes. The plan will include: (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopting sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers as of the date of this Annual Report on Form 10-K, their positions with us and the date they were first appointed to such positions. Since the end of our fiscal year on June 30, 2023, we have appointed a new Chief Operations Officer.

Name	Age	Position	Date First Appointed
Bruce A. Cassidy	73	Interim Chief Executive Officer, interim Chief Financial Officer, Secretary and Director	December 17, 2021(1)
Jacob Shrader	24	Chief Operations Officer	November 1, 2023

(1)	Mr. Cassidy was appointed as our interim Chief Executive Officer as of October 31, 2023, Secretary as of December 17, 2021 and as a member and chairman of the Board as of June 28, 2022.

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

Jacob Shrader: Mr. Shrader has spent the majority of his professional career as a member of ZenSports Inc. and the Company following the acquisition of ZenSports Inc. in June 2022. He originally joined ZenSports Inc. in 2020 as the General Manager of Esports, and has served multiple roles within the Marketing, Business Development, and Operational groups, most recently as the Chief Marketing Officer of the Company. Mr. Shrader graduated from Tufts University with a Bachelor’s Degree in Economics where he provided insight into the gaming space to both the private and public sector through his work in the financial industry as well as independent journalism channels.

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

Based solely upon our review of Forms 3 and 4 and amendments thereto filed electronically with the SEC during our most recent fiscal year, and a review of Forms 5 and amendments thereto filed electronically with the SEC with respect to our most recent fiscal year, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2023, except for the following: (i) Mark Thomas failed to file a Form 3 which was due on January 20, 2023, failed to file a Form 4 which was due on April 12, 2023 for one transaction and failed to file a Form 5; (ii) John Linss failed to file a Form 4 which was due on March 1, 2023 for one transaction and failed to file a Form 5; (iii) Anthony J. Fidaleo failed to file a Form 5; (iv) Bruce Cassidy and his affiliated entity, Excel Family Partners LLLP, failed to file Forms 4 covering transactions that each required Form 4 filings due on July 22, 2022, February 24, 2023 and May 15, 2023.

Code of Ethics

We intend to have our Board adopt a Code of Ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and Chief Financial Officer prior to the end of our fiscal year ending June 30, 2024. We have not yet adopted a Code of Ethics because we are in the process of reshaping our Board to include additional members who would advise on such policy.

Board and Committee Meetings

During the fiscal year ending June 30, 2023, the Board consisted of no more than two members and therefor does not have any standing committees. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2023, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to the Board. The Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. The Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when it considers a nominee for a position on the Board. If stockholders wish to recommend candidates directly to the Board, they may do so by sending communications to our Chief Executive Officer at the address on the cover of this annual report.

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

Insider Trading Policy

We intend to adopt an insider trading policy to promote compliance with federal and state securities laws that prohibit certain persons who are aware of material nonpublic information about a company from: (i) trading in securities of that company; or (ii) providing material nonpublic information to other persons who may trade on the basis of that information. We have not yet adopted an insider trading policy because we are in the process of reshaping our Board to include additional members who would advise on such policy.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during our fiscal year ended June 30, 2023; and
(b)	our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of our fiscal year ended June 30, 2023; and

Summary Compensation Table

Name	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark Thomas	Chief Executive Officer, Principal Executive Officer and President (1)	2023 2022	321,725 11,208	50,000 -	- -	94,750 -	513,140 -	979,615 11,208
John Linss	Chief Executive Officer, Principal Executive Officer, President and Director (2)	2023 2022	510,000 20,833	425,000 112,000	894,000 -	- -	16,298 2,500	1,845,298 135,333
Anthony J. Fidaleo	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer (3)	2023 2022	252,000 10,500	- 50,000	- -	23,688 -	250 -	275,938 60,500

(1)	Mr. Thomas was appointed our Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer on January 10, 2023. Prior to accepting the new position, Mr. Thomas was our Chief Product Officer beginning June 15, 2022. Mr. Thomas resigned from all officer positions as of October 31, 2023.

(2)	Mr. Linss was appointed our Chief Executive Officer and Principal Executive Officer as of June 14, 2022, our President as of June 15, 2022, and as a Director as of June 28, 2022. Mr. Linss resigned from all officer positions and as a Director as of January 10, 2023.

(3)	Mr. Fidaleo was appointed our Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Treasurer as of June 15, 2022, and resigned from all officer positions as of September 15, 2023.

Narrative to Compensation Table

Mark Thomas was the founder and former Chief Executive Officer of ZenSports, Inc. We acquired certain technical assets of Zensports Inc. on August 26, 2022. As part of the cash portion of the purchase price, Mr. Thomas was paid $50,000 as a bonus on behalf of ZenSports Inc., which is included in All Other Compensation for year 2023. Mr. Thomas’ salary for year 2022 represents one-half month of compensation. On April 10, 2023, Mr. Thomas was granted 800,000 incentive stock options and 200,000 non-qualified stock options, together the “options”. The options vested as to 25% of the shares on June 16, 2023 with a fair market value of $94,750. Thereafter, the options further vested as to 1/48th of the shares subject to the option on the 16th day of each month, beginning on July 16, 2023, for a period of 36 months; provided he provided continuous service to us through each such vesting date. Pursuant Mr. Thomas’ offer letter dated January 10, 2023, he received an annual salary of $380,000 and was granted 1,000,000 options to purchase our common stock. On February 6 2023, pursuant to a supplemental to the offer letter, Mr. Thomas received additional incentives, including:

●	Within 60 calendar days after the Company has $1,000,000 or more in Gross Gaming Revenue (defined as sports betting handle minus pass through betting wins, plus betting fees), the Board (or its Compensation Committee, if any) will engage at least two executive compensation consultants to provide reports to the Board regarding compensation of Chief Executive Officers of comparable companies. The Board will timely review and consider such reports in determining potential adjustments to your “Annual Salary.” Any adjustments will be at the Board’s sole discretion.
●	In the event that the Company receives a sports betting license (or equivalent) in the State of Tennessee, within 30 days after the issue date, you will receive a cash bonus of $50,000. Mr. Thomas was paid the $50,000 bonus on May 24, 2023.
●	For the next 24 months, in each event that Company receives a sports betting license (or equivalent) in a new jurisdiction (other than the State of Tennessee), within 30 days after the issue date, you will receive a cash bonus in an amount equal to the lesser of (a) $100,000, or (b) the product of 0.01% multiplied by the subject jurisdiction’s trailing 12-month sports betting handle (using the most recent 12 months reported by Legal Sports Report (“LSR”) which currently posts such data at www.legalsportsreport.com/sports-betting/revenue/). After the 24-month period, the Board (or its Compensation Committee, if any) will review and consider an extension or adjustment to this bonus structure. Any extensions or adjustments will be at the Board’s sole discretion.
●	If the net loss of Company for its 2022-2023 fiscal year, as determined by Company’s Chief Financial Officer, is less than $6,197,719 (the “Benchmark”), you will be eligible for a cash bonus in an amount equal to 8% of the difference of the actual net loss minus the Benchmark. The cash bonus will be due within 30 days after the determination of the 2022-2023 fiscal year net loss.

John Linss received an annual salary of $500,000 pursuant to the terms of his Employment Agreement he entered into with us on June 14, 2022 (the “Employment Agreement”). The $20,833 of salary in year 2022 represents one-half of a month’s salary. Pursuant to the Employment Agreement: (1) Mr. Linss received a signing bonus of $112,000 (including employer payroll taxes), payable within 30 days of execution of the Employment Agreement; (2) within 60 days of execution of the Employment Agreement he was to receive a purchase agreement for the purchase of 2,980,000 shares of our common stock for a total purchase price of $2,980,000, with the full purchase price to be paid through a non-recourse secured promissory note (prior to entering into the purchase agreement or note, the Employment Agreement was amended; see discussion on the amendment below); and (3) if we did not provide medical health benefits at any time during the three-year term of the Employment Agreement, in addition to the base salary, Mr. Linss was entitled to $2,500 a month for private health insurance. Mr. Linss was paid his bonus on July 15, 2022 and was reimbursed $2,500 for medical health benefits for June 2022 as set forth in the above table. We obtained medical health insurance for our employees effective July 1, 2022. On August 16, 2022, we entered into an amendment to the Employment Agreement. Pursuant to the amendment:

●	Section 3(b) of the Employment Agreement relating to a stock purchase agreement to purchase and finance 2,980,000 shares of our common stock was deleted and replaced with a grant of 2,980,000 restricted shares of our Series C preferred stock (the “Restricted Shares”) pursuant to a Restricted Stock Award Agreement dated August 16, 2022 (the “Award Agreement”). Under the Award Agreement, the Restricted Shares were subject to a repurchase option by us until the shares vest. Provided Mr. Linss remained in continuous service with us or an affiliate, whether as an employee, consultant or member of our board of directors, through the vesting date, the Restricted Shares were to vest upon the earlier of: (a) August 16, 2025; and (b) the occurrence of: (1) our common stock is listed for public trading on the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American (an “Uplisting”); (2) a (i) sale of all or substantially all of our assets other than to an affiliated entity; (ii) merger, consolidation or other capital reorganization or business combination transaction of the Company with or into another corporation, limited liability company or other entity other than an affiliated entity; or (iii) consummation of a transaction, or series of related transactions, in which any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) who did not before such transaction, or series of transactions, own more than 50% of our then outstanding voting securities becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of more than 50% of our then outstanding voting securities; (3) the termination of Mr. Linss’ continuous service on account of death or disability; (4) an involuntary termination of employment by us other than for cause; or (5) Mr. Linss’ voluntary termination of employment for good reason.
●	Section 3(c) of the Employment Agreement relating to an annual bonus was amended to add that provided Mr. Linss is employed by us as of December 31, 2022, his annual bonus will be an amount no less than $425,000, which will be paid by January 31, 2023.
●	Section 3(f) of the Employment Agreement relating to payment of a bonus upon an Uplisting was amended to reduce the bonus amount to be paid upon an Uplisting from $1,700,000 to $300,000.

As part of Mr. Linss’ separation agreement, he received six months’ severance totaling $250,000, $10,000 one-time severance payment and $2,500 per month in health insurance reimbursement. The severance payments are included in salary and the health insurance payments are included in All Other Compensation in year 2023. On February 27, 2023, we entered into a Stock Redemption and Purchase Agreement with Mr. Linss and his wholly owned entity Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Corespeed, LLC. We paid $300,000 at the closing and entered into a promissory note for the remaining $1,700,000 of the purchase price. The note bears interest at a rate of 5% per annum, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the note; and (ii) a balloon payment for the balance of the note is due by the earlier of the 24-month anniversary of the note or five days after our common stock is listed for public trading on either the Nasdaq Stock Market or the New York Stock Exchange.

Anthony J. Fidaleo received an annual salary of $252,000 pursuant to the terms of an offer letter he entered into with us on June 15, 2022. The $10,500 of salary in year 2022 represents one-half of a month’s salary. The offer letter also stated that he was entitled to a signing bonus of $50,000 (excluding employer payroll taxes), which was paid on July 15, 2022. On April 10, 2023, Mr. Fidaleo was granted 250,000 incentive stock options. The options vested as to 25% of the shares on June 16, 2023 with a fair market value of $23,688. Thereafter, the options further vested as to 1/48th of the shares subject to the option on the 16th day of each month, beginning on July 16, 2023, for a period of 36 months; provided he provided continuous service to us through each such vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of June 30, 2023.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark Thomas	250,000	750,000	0.50	06/15/32
John Linss	-	-	-	-
Anthony J. Fidaleo	62,500	187,500	0.50	06/15/32-

Director Compensation

We have not compensated our directors for service on the Board or reimbursed for expenses incurred for attendance at meetings of the Board for the year ended June 30, 2023. We do not have any agreements for compensating our directors for their services in their capacity as directors. The Board may, however, in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities as such.

Equity Compensation Plan Information

On December 28, 2021, our Board approved the 2021 stock option plan (“2021 Plan”). The 2021 Plan was subject to the approval of our stockholders within 12 months of the Board’s approval. We did not seek approval of the 2021 Plan from our stockholders on or before December 28, 2022, and no awards of any type were granted under the 2021 Plan.

On April 10, 2023, the Board terminated the 2021 Plan and approved a new stock option plan for our director’s officers, employees, advisors, and contractors containing the same terms and conditions as the 2021 Plan (the “2023 Plan”). The 2023 Plan is also subject to approval of our stockholders within 12 months from the date of the Board’s approval. In connection with the approval of the 2023 Plan, the Board granted Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 3,250,000 shares of our common stock at an exercise price of $0.50 per share (the “Awards”).

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans (including individual compensation arrangements) as of June 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	$0	0

Equity compensation plans not approved by security holders(1)	3,250,000	$0.50	2,710,000

Total	3,250,000	$0.50	2,710,000

(1)	Plan was approved by the Board on April 10, 2023 for officers, employees, directors and consultants, and will be submitted to the stockholders for approval at or before the next annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 29, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each of our directors (including director nominees); (ii) each of our named executive officers; (iii) our directors and executive officers as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. To our knowledge, none of the shares reported below are pledged as security.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. As of February 29, 2024, we had 67,821,632 shares of common stock, 11,693 shares of Series B preferred stock and 2,499,998 shares of Series C preferred stock issued and outstanding.

	Common Stock		Series B Preferred Stock (2)		Series C Preferred Stock (3)
Name of Beneficial Owner (1)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class
Bruce A. Cassidy (4)	64,341,709	71.84%	11,693	100%	1,666,666	66.67%
Mark Thomas (5)	375,000	*	-	-	-	-
John Linss (6)	-	-	-	-	-	-
Anthony J. Fidaleo (7)	125,000	*	-	-	-	-
All Directors and Officers as a Group (4 persons)	64,841,709	71.99%	11,693	100%	1,666,666	66.67%
5% Holders
ZenSports, Inc.	6,500,000	9.58%	-	-	-	-

*	Indicates beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o KeyStar Corp. 78 SW 7th Street, Suite 500 Miami FL, 33130.

(2)	Holders of Series B preferred stock vote with the common stockholders on an as-converted basis, with each share of Series B preferred stock converting into 100 shares of common stock, on all matters submitted to a vote by holders of our common stock; but, with respect to the election of directors, however, the majority of the holders of Series B preferred stock shall have the power to elect a majority of the then-seated or to-be-seated members of our Board and the common stockholders are entitled only to elect a minority of the then-seated or to-be-seated members of our Board.

(3)	Holders of Series C preferred stock vote with the common stockholders on an as-converted basis, with each share of Series C preferred stock converting into one share of common stock, on all matters submitted to a vote by holders of our common stock, including the election of directors and all other matters as required by law.

(4)	Consists of: (i) 19,028,000 shares of common stock held of record by Eagle Investment Group, LLC, of which Mr. Cassidy is the manager; (ii) 1,169,300 shares of common stock underlying 11,693 immediately convertible shares of Series B preferred stock held of record by Eagle Investment Group, LLC; (iii) 22,066,632 shares of common stock held of record by Excel Family Partners, LLLP, of which Mr. Cassidy is an indirect limited partner along with his wife, and he is the indirect general partner as sole manager of a limited liability company that is the general partner of Excel Family Partners; (iv) 1,666,666 shares of common stock underlying 1,666,666 immediately convertible shares of Series C preferred stock held of record by Excel Family Partners, LLLP; (iv) 8,460,000 shares of common stock underlying immediately exercisable warrants held of record by Excel Family Partners, LLLP; (v) 10,451,111 shares of common stock underlying an immediately convertible promissory note held of record by Excel Family Partners, LLLP; and (vi) 1,500,000 shares of common stock held of record by Excel Members, LLC, of which Mr. Cassidy is the co-manager with two other people and may be deemed to share voting and investment power with respect to these shares.

(5)	Consists of 375,000 shares of common stock underlying immediately exercisable options held of record by Mr. Thomas. The options are exercisable any time before April 27, 2024. While Mr. Thomas was a named executive officer during our fiscal year ended June 30, 2023, he resigned from all officer positions as of October 31, 2023.

(6)	While Mr. Linss was a named executive officer during our fiscal year ended June 30, 2023, he resigned from all officer positions as of January 10, 2023.

(7)	Consists of 125,000 shares of common stock underlying immediately exercisable options held of record by Mr. Fidaleo. The options are exercisable any time before November 21, 2025. While Mr. Fidaleo was a named executive officer during our fiscal year ended June 30, 2023, he resigned from all officer positions as of September 15, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

On February 22, 2022, we executed a non-revolving line of credit demand note for $250,000 (the “Excel Note”) with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy. The Excel Note accrues interest at 5% per annum and is due and payable upon demand. The Excel Note does not constitute a committed line of credit. Loans under the Excel Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Excel Note, we may not reborrow thereunder.

On June 28, 2022, we issued 666,666 shares of our Series C preferred stock to Excel for cash proceeds of $200,000.

On July 11 and 12, 2022, we entered into Securities Purchase Agreements with: (1) Excel for the purchase of 1,000,000 shares of our Series C Convertible Preferred Stock (“Series C Preferred”) at a price of $0.30 per share for an aggregate purchase price of $300,000; and (2) Corespeed, LLC, an entity wholly-owned by John Linss, at that time our Chief Executive Officer and a member of the Board, for the purchase of 333,333 shares of Series C Preferred at a price of $0.30 per share for an aggregate purchase price of $99,999.90.

On August 16, 2022, the Excel Note was amended and restated whereby the principal amount was increased to not more than $2,000,000 and all other terms and conditions remained the same.

On February 24, 2023, the Excel Note was amended and restated a second time whereby: (1) the principal amount was increased to not more than $4,000,000; (2) the interest rate was increased to 15% per annum; (3) Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of our common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80% where the lowest price is defined, as of each applicable conversion rate, the lowest price per share that we have sold one or more shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no shares were sold within such 24-month period, the lowest recent price will be $0.50 per share (the “Conversion Price”); (4) Excel was issued a common stock warrant exercisable on a cash or cashless basis for up to 4,000,000 shares of our common stock at an exercise price of $0.25 per share, with an expiration date of February 1, 2028; and (5) the outstanding indebtedness remained due and payable upon demand.

On February 27, 2023, we entered into Stock Redemption and Purchase Agreement with Mr. John Linss and his wholly-owned entity, Corespeed, LLC, for the purchase of Series C Convertible Preferred Stock owned by Corespeed, LLC. We paid $300,000 at the closing and entered into a promissory note for the remaining $1,700,000 of the purchase price. The note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the note; and (ii) a balloon payment for the balance of the note is due by the earlier of the 24-month anniversary of the note or five days after our common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American (an “Uplisting”). On February 23, 2024, the Company and Mr. Linss entered into a First Amendment to Promissory Note dated February 19, 2024 which amended the repayment terms of the note. Pursuant to the note amendment, the note will be repaid as follows: (i) $425,000.00 of the indebtedness was paid on February 27, 2024; (ii) commencing on April 1, 2024, and continuing on the first day of each calendar month thereafter, equal monthly payments of principal and interest (based on a two (2) year amortization) in the amount of $59,665.09 are due and payable; and (iii) the balance of the indebtedness is to be paid on the earliest of: (a) April 1, 2026; (b) the fifth day after the occurrence of the Uplisting; or (c) the fifth day after the occurrence of a change of control.

On May 5, 2023, we entered into a promissory note with Excel in the principal amount of $1,600,000 (the “May Note”). The May Note matures on November 4, 2023, at which time the outstanding principal amount under the May Note, along with a flat funding fee of $160,000 is due and payable in full. In connection with entering the May Note, we issued a common stock warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “May Warrant”). The May Warrant may be exercised on a cash or cashless basis any time through May 4, 2028. The May Note was rolled into the Excel Note in connection with the fourth amendment and restatement on September 14, 2023.

On July 18, 2023, the Excel Note was amended and restated for a third time whereby: (1) the principal amount was increased to not more than $5,000,000; (2) the interest rate remained the same; (3) the note remained convertible at the Conversion Price; (4) Excel was issued a common stock warrant exercisable on a cash or cashless basis for up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share, with an expiration date of July 17, 2028; and (5) the outstanding indebtedness remained due and payable upon demand.

On September 14, 2023, the Excel Note was amended and restated for a fourth time whereby: (1) the principal amount was increased to not more than $10,000,000; (2) the interest rate remained the same; (3) the note remained convertible at the Conversion Price; (4) Excel was issued a common stock warrant exercisable on a cash or cashless basis for up to 3,400,000 shares of our common stock at an exercise price of $0.25 per share, with an expiration date of September 13, 2028; and (5) the outstanding indebtedness remained due and payable upon demand.

On December 29, 2023, the Excel Note was amended and restated for a fifth time whereby: (1) the principal amount available was decreased to not more than $2,000,000; (2) the interest rate remained the same; (3) the note remained convertible at the Conversion Price; and (4) the outstanding indebtedness remained due and payable upon demand. The day prior a total of $10,366,652.74 of indebtedness under the Excel Note was converted into shares of our common stock at a conversion price of $0.40 per share (based on the sale by us of shares within the last two years at $0.50 per share multiplied by 80%). As a result of the conversion, the outstanding indebtedness under the Excel Note was reduced to $1,135,000.

(b) Director independence

Mr. Bruce Cassidy is the sole member of our Board. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the rules of The Nasdaq Stock Market LLC. In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $200,000 during any period of twelve consecutive months with the past three fiscal years. The ownership of our stock will not preclude a director from being independent.

In applying this definition, our Board has determined that Mr. Cassidy does not qualify as an “independent director” pursuant to such Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports for the fiscal years indicated below:

Consolidated Financial Statements For the Year Ended June 30	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2023	$102,750	$-	$3,000	$-
2022	$102,750	$-	$-	$-

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The following documents are filed as part of this Form 10 K, as set forth on the Index to Consolidated Financial Statements found below after the signature page.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of June 30, 2023 and 2022 (Restated)
●	Consolidated Statements of Operations for the years ended June 30, 2023 and 2022 (Restated)
●	Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2023 and 2022 (Restated)
●	Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022 (Restated)
●	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits to this Form 10-K

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	As Exhibit	Filing Date
2.1	Asset Purchase Agreement with KeyStar Corp., ZenSports, Inc., Mark Thomas, Etan Mizrahi-Shalom, Adil Sher and John Dulay, dated August 26, 2022	8-K	2.1	09/01/2022
2.2	Asset Purchase Agreement with Excel Members, LLC, dated as of September 12, 2022	8-K	2.1	09/16/2022
3.1	Articles of Incorporation	S-1	3.1	02/11/2021
3.2	Certificate of Amendment	S-1	3.2	02/11/2021
3.3	Certificate of Designation of Series B Preferred Stock	8-K	3.1	01/12/2022
3.4	Certificate of Designation of Series C Preferred Stock	8-K	3.1	07/05/2022
3.5	Amended and Restated Bylaws	8-K	3.1	10/04/2022
4.1	Registration Rights Agreement for the Benefit of ZenSports, Inc., dated as of August 26, 2022	8-K	4.1	09/01/2022
4.2	Common Stock Warrant of KeyStar Corp. issued to Excel Family Partners, LLP, dated February 24, 2023	8-K	4.1	02/28/2023
4.3	Common Stock Warrant of KeyStar Corp. issued to Excel Family Partners, LLP, dated May 5, 2023	8-K	4.1	05/08/2023
4.4	Common Stock Warrant of KeyStar Corp. issued to Excel Family Partners, LLP, dated July 18, 2023	8-K	4.1	07/24/2023
4.5	Form of Convertible Promissory Note of KeyStar Corp.	8-K	4.1	08/29/2023
4.6	Common Stock Warrant of KeyStar Corp. issued to Excel Family Partners, LLP, dated September 14, 2023	8-K	4.1	09/19/2023
10.1	Demand Promissory Note, dated December 30, 2020	S-1	10.1	02/11/2021
10.2	First Amended and Restated Demand Note, dated December 28, 2021	8-K	4.1	01/12/2022
10.3	Discretionary Non-Revolving Line of Credit Demand Note, dated February 22, 2022	8-K	10.1	03/22/2022
10.4†	Employment Agreement with John Linss, dated June 14, 2022	8-K	10.1	06/21/2022
10.5†	Employment Conditions Agreement with Anthony J. Fidaleo, dated June 15, 2022.	8-K	10.2	06/21/2022
10.6	Form of Securities Purchase Agreement between KeyStar Corp. and Investors	8-K	10.1	07/05/2022
10.7†	Amendment to Employment Agreement with John Linss, dated August 16, 2022.	8-K	10.2	08/23/2022

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	As Exhibit	Filing Date
10.8	Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note, dated August 16, 2022	8-K	10.1	08/23/2022
10.9†	Restricted Stock Award Agreement between KeyStar Corp. and John Linss, dated August 16, 2022	8-K	10.3	08/23/2022
10.10†	Separation Agreement and Release between KeyStar Corp. and John Linss, dated January 10, 2023	8-K	10.1	01/17/2023
10.11†	Offer Letter between KeyStar Corp. and Mark Thomas, dated January 10, 2023	8-K	10.2	01/17/2023
10.12†	Offer Letter Supplement between KeyStar Corp. and Mark Thomas, dated February 6, 2023	8-K	10.1	02/10/2023
10.13	Second Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated February 24, 2023 made by KeyStar Corp. for the benefit of Excel Family Partners, LLLP	8-K	10.1	02/28/2023
10.14†	Stock Redemption and Purchase Agreement between KeyStar Corp. and John Linss, dated February 27, 2023	8-K	10.1	03/02/2023
10.15†	Stock Redemption and Purchase Agreement between KeyStar Corp. and Corespeed, LLC, dated February 27, 2023	8-K	10.2	03/02/2023
10.16†	Promissory Note made by KeyStar Corp. for the benefit of John Linss, dated February 27, 2023	8-K	10.3	03/02/2023
10.16†	KeyStar Corp. 2023 Stock Plan	8-K	10.1	04/14/2023
10.17	Promissory Note made by KeyStar Corp. for the benefit of Excel Family Partners, LLLP, dated May 5, 2023	8-K	10.1	05/08/2023
10.18	Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated July 18, 2023 made by KeyStar Corp. for the benefit of Excel Family Partners, LLLP	8-K	10.1	07/24/2023
10.19	Form of Convertible Note Purchase Agreement of KeyStar Corp.	8-K	10.1	08/29/2023
10.20	Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated September 14, 2023 made by KeyStar Corp. for the benefit of Excel Family Partners, LLLP	8-K	10.1	09/19/2023
10.21†	Consulting Agreement between KeyStar Corp. and Mark Thomas, dated November 1, 2023	8-K	10.1	11/06/2023
10.22	Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated December 29, 2023 made by KeyStar Corp. for the benefit of Excel Family Partners, LLLP	8-K	10.1	01/04/2024
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

KeyStar Corp., a Nevada corporation
(Registrant)

March 8, 2024	By:	/s/ Bruce Cassidy
Bruce Cassidy
Chief Executive Officer
(Principal Executive Officer)

March 8, 2024	By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce Cassidy
Bruce Cassidy	Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2024

/s/ James Mackey
James Mackey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KEYSTAR CORP. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KeyStar Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyStar Corp. (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2022 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements as of June 30, 2022 and for the year ended, have been restated.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

March 8, 2024

KEYSTAR CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022 (Restated)

ASSETS

Current assets:
Cash	$355,396	$66,241
Prepaid expenses and other current assets	1,194,288	9,063
Discontinued operations - current assets	-	992
Total current assets	1,549,684	76,296

Other assets:
Equipment, net	3,813	-
Intangible assets, net	8,067,198	-
Debt issuance costs, net	5,672,151	-
Security deposit	9,683	1,523
Total other assets	13,752,845	1,523

Total assets	$15,302,529	$77,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,219,018	$352,196
Accrued expenses - related party	323,904	23,984
Players balances	134,946	-
Notes payable - current	1,189,694	-
Notes payable - related party, net of discount	1,306,655	65,000
Line of credit - related party	3,851,877	166,539
Derivative liability	6,859,452	-
Discontinued operations - current liabilities	-	5,690
Total current liabilities	14,885,546	613,409

Long-term liabilities:
Notes payable - long-term	850,000	-
Total long-term liabilities	850,000	-

Total liabilities	15,735,546	613,409

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized Series A preferred stock, 2,000,000 shares designated, 0 and 2,000,000 shares issued and outstanding as of June 30, 2023, and June 30, 2022, respectively	-	200
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of June 30, 2023, and June 30, 2022, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 2,499,998 and 666,666 shares issued and outstanding as of June 30, 2023, and June 30, 2022, respectively	250	67
Common stock, $0.0001 par value, 475,000,000 shares authorized, 41,905,000 and 29,800,000 shares issued and outstanding as of June 30, 2023, and June 30, 2022, respectively	4,191	2,980
Additional paid-in capital	12,669,930	327,435
Subscriptions receivable	-	(102,760)
Accumulated deficit	(13,119,081)	(775,205)
Total stockholders’ deficit	(433,017)	(535,590)

Total liabilities and stockholders’ deficit	$15,302,529	$77,819

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended June 30,
	2023	2022 (Restated)

Gaming loss, net	$(36,789)	$-

Cost of gaming revenue	46,820	-

Net gaming loss	(83,609)	-

Operating expenses:
Salaries and wages	5,477,939	264,212
General and administrative	1,880,658	382,550
Depreciation and amortization	104,484	-
Impairment of common control intangible assets	48,533	-
Sales and marketing	276,783	-

Total operating expenses	7,788,397	646,762

Other income (expense):
Other income	869	-
Loss on change in fair value of derivative	(970,760)	-
Loss on extinguishment of debt	-	(74,205)
Interest expense	(31,887)	-
Interest expense – related party	(2,454,712)	(8,843)

Total other income (expense)	(3,456,490)	(83,048)

Net loss from continuing operations, net of income taxes	(11,328,496)	(729,810)

Net income (loss) from discontinued operations, net of income taxes	(9,380)	13,836

Net loss	$(11,337,876)	$(715,974)

Less: deemed dividend from the purchase of Series C preferred stock	(1,006,000)	-
Net loss attributable to common stockholders	(12,343,876)	(715,974)

Net loss per common share - basic and diluted	$(0.32)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	38,330,589	29,800,000

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2021	2,000,000	$200	-	$-	-	$-	29,800,000	$2,980	$53,297	$-	$(59,231)	$(2,754)

Issuance of preferred stock for extinguishment of debt	-	-	11,693	11,693	-	-	-	-	74,205	-	-	85,898

Issuance of preferred stock for cash	-	-	-	-	666,666	67	-	-	199,933	(102,760)	-	97,240

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(715,974)	(715,974)

Balance, June 30, 2022 (Restated)	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$327,435	$(102,760)	$(775,205)	$(535,590)

Receipt of cash from Issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760

Purchase and redemption of preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)

Issuance of common stock for cash	-	-	-	-	-	-	4,105,000	411	2,767,089	-	-	2,767,500

Issuance of common stock for acquisition of certain assets of ZenSports, Inc.	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000

Issuance of common stock for common control acquisition of certain assets of Ultimate Gamer, LLC	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436

Issuance of preferred stock for cash	-	-	-	-	2,166,665	216	-	-	649,784	-	-	650,000

Issuance of preferred stock as compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740

Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	857,260	-	-	857,260

Fair value of warrant issued as part of restated. relate party demand. Line of credit	-	-	-	-	-			-	1,736,167	-	-	1,736,167
						-	-
Deemed dividend on purchase of preferred stock	-	-	-	-	(3,313,333)	(331)	-	-	(993,669)	-	(1,006,000)	(2,000,000)

Fair value of warrant issued with related party note payable	-	-	-	-	-	-	-	-	485,017	-	-	485,017

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	270,569	-	-	270,569

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(11,337,876)	(11,337,876)

Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,988	$250	41,905,000	$4,191	$12,669,930	$-	$(13,119,081)	$(433,017)

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,337,876)	$(715,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on assignment of assets	(4,698)	-
Depreciation and amortization	104,484	-
Amortization of debt issuance costs	1,952,708	-
Issuance of Series C preferred stock for services	894,000	-
Loss on sale of equipment	3,829	-
Impairment of common control intangible assets	48,533	-
Fair value of warrant issued with related party note payable	485,017	-
Fair value of vested incentive stock options	270,569	-
Discount on related party note payable	(323,345)	-
Change in fair value of derivative liability	970,760	-
Loss on extinguishment of debt	-	74,205
Changes in operating assets and liabilities:
Inventory	-	7,349
Prepaid expenses and other current assets	(1,201,677)	1,081
Accounts payable and accrued expenses	866,822	340,738
Accounts payable and accrued expenses - related party	299,920	12,005
Players balances	175,831	-
Net cash used in operating activities	(6,795,123)	(280,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,980)	-
Proceeds from sale of equipment	3,500	-
Cash paid for capitalized software	(816,697)	-
Cash paid for capitalized gaming license	(135,837)	-
Cash paid for assets acquired in the ZenSports transaction	(750,000)	-
Net cash used in investing activities	(1,704,014)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of amounts due to related party	-	(5,507)
Cash paid for repurchase of Series A convertible preferred stock	(22,000)	-
Cash paid for repurchase of Series C convertible preferred stock	(300,000)	-
Proceeds from issuance of common stock	2,767,500	-
Proceeds from issuance of Series C convertible preferred stock	650,000	97,240
Proceeds from line of credit, related party	3,685,338	166,539
Proceeds from note payable, related party	1,600,000	-
Repayments of note payable, related party	(35,000)	-
Proceeds from note payable – current	377,438	-
Repayments of note payable - current	(37,744)	-
Cash received in satisfaction of stock subscriptions receivable	102,760	-
Net cash provided by financing activities	8,788,292	258,272

NET CHANGE IN CASH	289,155	(22,324)

CASH AT BEGINNING OF PERIOD	66,241	88,565

CASH AT END OF PERIOD	$355,396	$66,241

SUPPLEMENTAL INFORMATION:

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of assets of ZenSports Inc.	$6,500,000	$-
Common stock issued for common control transaction	$56,436	$-
Note payable issued for purchase of Series C convertible preferred stock	$1,700,000	$-
Series C shares issued for subscription receivable	$-	$102,760
Series B shares issued upon conversion of debt	$-	$11,693
Derivative and warrants issued for deferred financing costs	$7,624,859	$-
Deemed dividends on purchase of Series C Convertible preferred stock	$1,006,000	$-

The accompanying notes are an integral part of these audited financial statements.

KEYSTAR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

NOTE 1 – OVERVIEW AND ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as KeyStar Corp. The company has two wholly owned subsidiaries, one was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc., the second KeyStar TN LLC was formed on December 9, 2022.

Prior to September 15, 2022, our business consisted of the retail sale of masks and similar products, and convention services (together, the prior business). Through our e-commerce sales channel, we sold KN-95 facemasks, disposable facemasks, and disinfectant wipes through an online store in the United States of America. Through our convention sales channel, we offered convention services, which connect US buyers to Chinese manufacturers. Due to the COVID-19 pandemic, many traditional conventions were postponed in the United States. Accordingly, our convention services had been intended to offer online (or virtual) convention services to potential customers. However, as a result of the commencement of the lifting of many travel restrictions, we adjusted our convention services from coordinating virtual conventions to focusing on certain traditional on-site convention services. Through our KeyStarCorp.com website, we offered trade show booth staffing, trade show booth design, manufacturing, and turn-key trade show booths.

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

As part of the change in Chief Executive Officers the Board and Mr. Thomas laid out a plan to change the Company’s business focus from the aforementioned comprehensive platform capability that enables both business-to-business and direct-to-consumer offerings within the online sports betting, eSports, and fintech/digital currency markets. To a singular focus on business-to-consumer (B2C) sports betting in one targeted jurisdiction, Tennessee, for up to a two-year period. In May 2023, the company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023.

Basis of Presentation

The consolidated financial statements presented in this report are of KeyStar Corp. and its wholly owned subsidiaries. The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Restatement of Previously Issued Financials

During fiscal 2023, the Company corrected an accounting error related to the estimated value of the shares of Series B convertible preferred stock issued and recorded in the year ended June 30, 2022. Management determined that the value of the shares and the corresponding loss on debt extinguishment was overstated by the $747,102.

To correct this accounting error, the Company recorded an adjustment to equity and other losses in the amount of $747,102 as of and for the year ended June 30, 2022.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods June 30, 2023 and June 30, 2022, respectively, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the June 30, 2022 consolidated financial statements in accordance with FASB ASC 250-10-45-23.

The following tables show the consolidated financial statement amounts as previously reported and as revised and for the year ended June 30, 2022:

Stockholders’ Deficit	June 30, 2022 As Previously Reported	2022 Adjustments	June 30, 2022 As Revised
Additional paid in capital	$1,074,537	$(747,102)	$327,435
Accumulated deficit	$(1,522,307)	$747,102	$(775,205)

Other income (expense)	For the year ended June 30, 2022 As Previously Reported	2022 Adjustments	For the year ended June 30, 2022 As Revised
Loss on extinguishment of debt	$(821,307)	$747,102	$(74,205)
Total other income (expense)	$(830,150)	$747,102	$(83,048)
Total net loss	$(1,463,076)	$747,102	$(715,974)
Net loss per common share – basic and diluted	$(0.05)	$0.03	$(0.02)

Principals of Consolidation

The consolidated financial statements represent the results of KeyStar Corp. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation of these entities.

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.

Fiscal Year End

The Company’s year-end is June 30.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the valuation of debt and equity instruments, the valuation and expensing of equity awards, accounting for contingencies and uncertainties, purchase price allocations, including fair value estimates of intangible assets, the estimated useful lives of fixed assets and intangible assets, internally developed software costs and accrued expenses.

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $13,119,081 as of June 30, 2023. The Company had a net loss from continuing operations of $11,328,496 and negative cash flows of $6,795,123 from operations for the year ended June 30, 2023. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through placement of preferred and/or common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by securing a related party demand line of credit, a related party note payable, issuing preferred stock, and issuing common stock through private placements.

We cannot be certain that capital will be provided when it is required or in amounts sufficient to meet our operating requirements. Management believes the existing shareholders, the prospective new investors, and future revenues will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for our Company to continue as a going concern.

Cash and Equivalents

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2023, the Company maintained a total cash balance which was $71,146 in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by KeyStar TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of June 30, 2023 and 2022, approximately $135,000 and $0 was reserved for users.

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

Intangible assets include developed technology, internally developed software and website development costs, gaming license, and trade marks.

Internally developed capitalized software and website development and the KeyStar trade name is stated at cost, less accumulated amortization on the balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets greater than $5,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. Developed technology is principally related to technological assets acquired through Asset Purchase Agreements which are recorded at relative fair value based on the purchase consideration, less accumulated amortization on the balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings. As of June 30, 2023, the developed technology was placed in service on June 8, 2023. See Note 3.

Estimated useful lives are as follows:

Developed technology	5 years
Capitalized software and website development	3 years
Trade marks	3-5 years

Developed Technology

Developed technology primarily relates to the design and development of sports betting software for online sportsbook.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When intangible assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the consolidated statements of operations.

Gaming licenses

Certain costs, generally legal and professional fees, are required to attain jurisdictional gaming licenses in order to legally operate our core sports betting business. Gaming licenses, with indefinite useful lives, are tested at least on an annual basis as to the assets that have been impaired. Intangible assets determined to have an indefinite useful life are not amortized. Gaming licenses are assets that are determined to have an indefinite useful life are not amortized and are included in intangible assets in the balance sheet. Annual gaming license fees and legal and professional fees required to maintain the licenses are recorded as period costs in the statement of operations.

Trademarks

Trademarks are carried at cost and are mainly related to branding and promotion, with indefinite useful lives. The Company tests at least on an annual basis whether trademarks with indefinite useful lives are impaired. Intangible assets determined to have an indefinite useful life are not amortized and are included in intangible assets in the balance sheet.

The Company conducts its annual impairment tests at June 30 of each year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. At June 30, 2023, management determined that the acquired Ultimate Gamer trademarks were fully impaired pursuant to the annual impairment test and, as such has written off the carrying value of trademarks.

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company performed a qualitative test as of June 30, 2023, and determined that the common control developed technology and trademarks acquired would no longer be invested in and would not be generating cash flows for the foreseeable future. Impairment charges of $48,533 related to these intangible assets were expensed (See Notes 3 and 4). The Company did not record any impairment charges related to intangibles assets during the year ended June 30, 2022.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will initially be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

ASC Topic 842 provides for certain practical expedients when adopting the guidance. The Company elected to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis.

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs that are support by little to no market activity.

The Company’s derivative liabilities are carried at fair value and are classified as Level 3 liabilities.

The Company’s financial instruments consist principally of cash, prepaid expenses, accounts payable, accrued expenses, related party notes payable, related party line of credit, and notes payable approximate the fair value because of their short maturities.

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the years ended June 30, 2023, or 2022.

Description	Total fair value at June 30, 2023	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$6,859,452	$-	$-	$6,859,452

Description	Total fair value at June 30, 2022	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$-	$-	$-	$-

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2023, and June 30, 2022, the Company had a derivative liability of $6,859,452 and $0, respectively.

Players Balances

The player’s balances are comprised of players’ balances from our Tennessee sports betting operations and of the remaining players balance liability assumed as part of the purchase of the ZenSports technological assets.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company determines revenue recognition through the following steps:

●	Identify the contract, or contracts, with the customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations in the contract; and
●	Recognize revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

The Company provides online sportsbook betting services with its technical infrastructure to its direct customers. Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users. Each wager placed by a user creates a single performance obligation for the Company. The performance obligation is satisfied once the event wagered on has been completed. Any unsettled wagers are recorded as a players balance liability. Net gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on.

Cost of Revenue

Cost of revenue consists primarily of variable costs, principally recurring online platform costs directly associated with revenue-generating activities including payment processing and supporting technology costs, web hosting, regulatory compliance software and Sports Betting privilege taxes.

Revenue Recognition from our former business

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

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the year ended June 30, 2023, and 2022, the Company recognized e-commerce sales of products $101 and $11,351, and Convention services revenues of $435 and $67,056 respectively. See Note 14.

Cost of Revenues from our former business

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

Stock -based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Compensation- Stock Compensation”, using the fair value method. All transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company accounts for Stock-based compensation awards issued to non-employees for services as prescribed by ASC 718, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Updated (“ASU”) 2018-07.

The Company uses the Black Scholes pricing model to calculate the fair value of stock-based awards. This model is affected the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and the compensation of sales and marketing personnel. Advertising costs are expensed as incurred and are included in sales and marketing expense in our consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended June 30, 2023 and 2022, advertising costs calculated in accordance with U.S. GAAP were $148,790 and $0, respectively.

General and Administrative

General and administrative expenses consist of costs not related to sales and marketing, product and technology or revenue. General and administrative costs include professional services (including legal, regulatory, audit and accounting), rent and facilities maintenance, contingencies and insurance.

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

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2023 and 2022 the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the year ended June 30, 2023	For the year ended June 30, 2022
Stock Options	6,500,000	-
Series A Preferred Shares	-	200,000,000
Series B Preferred Shares	1,169,300	1,169,300
Series C Preferred Shares	8,333,327	2,222,220
Warrants	5,600,000	-
Shares issuable upon conversion of line of credit	17,130,907	-
Total potentially dilutive shares	38,733,534	203,391,520

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect the cumulative effect resulting from the adoption of this guidance will have a material impact on its consolidated financial statements.

Other recently issued ASUs by the FASB have no material impact on the Company’s consolidated results of operations or financial position.

NOTE 2 - EQUIPMENT

Equipment and Website development costs of $7,903 of $26,637, respectively, were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a common control transaction. When accounting for a transfer of assets or exchange of shares between entities under common control, the receiving entity should recognize the assets and liabilities transferred at the historical cost of the parent of the entities under common control The equipment was recorded at the historical cost to Ultimate Gamer, LLC on the date of close, and were fully impaired during the year ended June 30, 2023. See Note 3.

The Company’s equipment consisted of the following as of:

	June 30, 2023	June 30, 2022
Equipment	$4,980	$-
Total	4,980	-
Less: accumulated depreciation	1,167	-
Equipment, net	$3,813	$-

Depreciation expense of equipment during the year ended June 30, 2023, and 2022 was $1,740 and $0, respectively.

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

On August 26, 2022, $500,000 of cash (net of assumed liabilities and prepaid expenses), and 6,500,000 shares of the Company’s common stock, valued at $1.00 per share, which is the same consideration paid by unrelated and non-affiliated investors in our current private offering of common shares, were issued in exchange for the purchase of certain technological assets of ZenSports, Inc. Concurrently the Company issued 750,000 shares of common stock in conjunction with a $750,000 private placement in a public company.

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

Pursuant to the terms and conditions of the APA, the aggregate purchase price paid to ZenSports consisted of cash in the amount of the sum of $500,000 plus prepaid expenses minus player liabilities; 5,850,000 shares of our common stock, valued at $1.00 per share, which is the same consideration paid by unrelated and non-affiliated investors in our private offering of common shares which closed on August 26, 2022 (the “Stock Consideration”); and 650,000 additional shares of our common stock subject to set off or recoupment by us until August 25, 2023, in connection with any indemnified losses we may incur pursuant to the Purchase Agreement (the “Holdback Stock,” and together with the Stock Consideration, the “Transaction Shares”). The purchase price also includes $250,000 of acquisition fees related to this transaction.

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

The fair value of the purchase consideration issued to the ZenSports asset sellers was allocated to the net assets acquired. The Company accounted for this transaction as an asset acquisition as per ASC 350, and the assets and liabilities we recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the assets acquired as approximately $7,231,000.

The table below shows the analysis for the ZenSports asset acquisition:

Purchase consideration at fair value:
Common Stock	$6,500,000
Cash, net of prepaid expenses and players liabilities	481,054
Transaction fees	250,000
Amount of consideration	$7,231,054

Assets acquired and liabilities assumed at relative fair market value:
Current assets	$52,869
Players liability	(39,222)
Developed technology	6,678,308
Trade name	539,099
Net assets acquired	$7,231,054

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

Since the acquired assets were owned by a company controlled by our Chairman of the Board, this transaction has been accounted for as assets acquired under common control, in which the assets have been presented at their carrying values at the date of the transaction and the equity interests issued were recorded at an amount equal to the carrying amount of the net assets transferred. See Notes 10 and 13.

A summary of the assets acquired at provisional net book value (NBV) allocated is as follows:

Website	$26,637
Trademarks	21,896
Equipment	7,903
Total assets acquired at provisional net book value	$56,436

Subsequently, during the year ended June 30, 2023, management determined that the acquired developed technology and trademarks of Ultimate Gamer, LLC would no longer be invested in and would not be generating cash flows for the foreseeable future and the intangible assets were fully impaired in the amount of $48,533. See Notes 1, 4 and 15.

NOTE 4 - LONG LIVED AND OTHER INTANGIBLE ASSETS

The Zensports, Inc. assumed developed technology and trademark were recorded and allocated using relative fair value, based on a on a third party valuation in accordance with the provisions of ASC 350 of the acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. There was no impairment recorded for these assets during the year ended June 30, 2023, or the year that ended June 30, 2022. See Notes 3 and 10.

The Ultimate Gamer developed technology and trademarks were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a common control transaction. The developed technology and trademarks acquired were recorded at the net book value of Ultimate Gamer, LLC on the date of close, which included the depreciation for September 2022. As of June 30, 2023, as part of the repositioning of the company’s operations, management determined that acquired developed technology and trademarks of Ultimate Gamer, LLC would no longer be invested in and would not be generating cash flows for the foreseeable future and as such fully expensed the assets as part of the Company’s annual impairment analysis. The remaining value of the developed technology (website) of $26,637 and the remaining value of the trademarks, $21,896 were fully written off and is included in impairment of intangible assets in the statement of operations.

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the year ended June 30, 2023, and 2022, respectively. See Note 1.

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	June 30, 2023	June 30, 2022
Developed technology	$7,521,638	$-
Tradenames and trademarks	560,999	-
Gaming licenses	135,837	-
Impairment charges	(48,533)	-
Total	8,169,941	-
Less: accumulated amortization	(102,743)	-
Net carrying value	$8,067,198	$-

Amortization expense of business intellectual property years ended June 30, 2023, and 2022, was $96,154 and $0, respectively. Amortization expense of tradenames for the years ended June 30, 2023, and 2022, was $6,589 and $0, respectively. Amortization expense is included in the statement of operations.

As of June 30, 2023, intangible assets consisted of the following:

	Estimated Useful Life	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Developed technology	5 years	4.95 Years	$6,678,308	$81,623	$6,596,685
Internally developed software	3 years	2.94 Years	803,197	11,156	792,041
Trademarks and tradenames	5 years	4.95 Years	539,099	6,589	532,510
Website	3 years	2.27 Years	13,500	3,375	10,125
Total finite lived intangible assets			$8,034,104	$102,743	$7,931,361

Indefinite lived intangible assets:
Gaming license	Indefinite		$135,837	$-	$135,837
Total indefinite lived intangible assets:			$135,837	$-	$135,837
Total intangible assets:			$8,169,941	$102,743	$8,067,198

The estimated future amortization of intangibles subject to amortization at June 30, 2023 was as follows:

For the Years Ended June 30,	Amount
2024	$1,715,714
2025	1,713,876
2026	1,699,347
2027	1,443,481
2028	1,358,943
Total	$7,931,361

NOTE 5 – PLAYERS BALANCES

The player’s balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of June 30, 2023, are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. During May 2023, the company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances.

NOTE 6 - NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen as per the terms of the assignment and assumption agreement. The waiver of accrued interest has been recorded in the statement of operations as part of the gain (loss) on assignment of assets for the year ended June 30, 2023.The interest expense for the years ended June 30, 2023, and 2022 was $240 and $3,500 respectively. See Notes 3 and 13.

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

As of June 30, 2023, and June 30, 2022, the principal balance is $30,000 and $30,000 and accrued interest is $7,496 and $4,496, respectively. The interest expense for the years ended June 30, 2023, and 2022 was $3,000 and $3,000, respectively. See Note 13.

On December 28, 2021, in connection with the assignment of that certain Convertible Demand Promissory Note dated April 20, 2020 (see Note 7), in the principal amount of $10,000 (the “Demand Note”) that was initially in favor of Zixiao Chen (our Chief Financial Officer at the time of the Demand Note’s issuance) was purchased from Ms. Chen by Eagle Investment Group, LLC, we amended and restated the demand note (the “Demand Note”) that is now in favor of Eagle Investment Group, LLC. a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors. As part of a related transaction, the note was converted into shares of Series B Convertible Preferred Stock. See Note 7.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The Note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the Note; and (ii) a balloon payment for the balance of the Note is due by the earlier of the 24-month anniversary of the Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. The outstanding principal balance at June 30, 2023, is $1,700,000, with $850,000 being classified as Note Payable- Current on the balance sheet, and accrued interest is $28,511. The interest expense for the year ended is $28,511. See notes 1, 10, and 13.

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors in the principal amount of $1,600,000. The Note matures on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 is due and payable in full at loan maturity. In connection with entering the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis.

The note payable the warrants are issued in a single transaction and as such were allocated among the among the freestanding instruments identified. The warrants were valued by the Company using the Black-Scholes option pricing model with the allocated fair value of $485,017 recorded as a note discount to be amortized over the 6 month life of the note.

The following are the significant assumptions used in the Black-Scholes model:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At May 5, 2023	111.60%	4.20%	0%	5

The $160,000 note fee is accounted for as related party interest expense and is expensed ratably over the life of the Note.

At June 30, 2023, the remaining balance of the note discount is $323,345 and accrued interest of $51,767 is included in the balance sheet. During the year ended June 30, 2023, $161,672 in note discount was recorded and is included in the balance sheet and $51,167 in related party interest expense is included in the statement of operations.

On May 24, 2023, the Company entered into a short term note payable with a premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $434,250 at an annual percentage rate of 8.88%. After a down payment of $72,994 was made upon execution of the Note, ten monthly payments remained in the amount of $37,744 each. The final monthly payment is due on March 24, 2024. The balance of this Note was $339,694 as of June 30, 2023, and is included as part of Notes Payable – Current in the balance sheet.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTY

On April 20, 2020, the Company executed a convertible promissory note with Zixiao Chen, our former Chief Financial Officer for $10,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. This note is convertible at $0.001 per common share and can be converted by Notice of Conversion at the option of the holder. See Note 13.

On December 28, 2021, the noteholder transferred the loan to another entity that is controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) and the Chairman of our Board of Directors. The Company and the new noteholder mutually agreed to allow the note to be converted into shares of Series B Convertible Preferred Stock at the conversion price of $1.00 per share. The principal balance and accrued interest was converted into 11,693 shares of Series B Convertible Preferred Stock. The fair value of the stock was $85,898 and the Company recorded a loss on extinguishment of debt of $74,205 during the year ended June 30, 2022. See Note 10.

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

On February 24, 2023, the Company entered into a second amended and restated discretionary non-revolving line of credit demand note with Excel in the principal amount of not more than $4,000,000. The Note amends and restates that certain amended and restated discretionary non-revolving line of credit demand Note. All loans made under the Note accrue interest at a fixed rate per annum equal to 15.0% . The note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the note.

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

The following are the significant assumptions used in the Monte-Carlo model.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At February 24, 2023	108.5%	4.84%	0%	1.77
At June 30, 2023	113.9%	5.18%	0%	1.42

The note includes a common stock warrant exercisable up to 4,000,000 shares of the Company’s common stock for $0.25 per share, with an expiration date of February 1, 2028. The warrants were valued by the Company using the Black-Scholes option pricing model.

The following are the significant assumptions used in the Black-Scholes model:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At February 24, 2023	111.60%	4.20%	0%	2

The amended non-revolving line of credit was exchanged and modified on substantially different terms from the non-revolving line of credit demand note it replaced and as such is treated as a debt modification. The Company incurred debt issuance costs of $7,624,859, which is the sum of the fair value of the conversion feature in the note, and the fair value of the warrant. This total amount was included in the debt issuance costs on the accompanying balance sheet, net of amortization, for the years ended June 30, 2023 and 2022. The Company will amortize the debt issuance costs over sixteen months, which is the estimated life of the debt. During the years ended June 30, 2023 and 2022, $1,952,708 and $0 of such amortization was included in interest expense.

During the year ended June 30, 2023, the Company drew down $3,685,338 on the Line of Credit. The funds were used for operating expenses including costs associated with attaining a Tennessee gaming license along with funding $300,000 toward the cost of repurchasing Series C preferred stock from John Linss, our former Chief Executive Officer. As of June 30, 2023, and 2022 the principal and accrued interest balances of the line of credit are principal outstanding of 3,851,877 and accrued interest of $259,541, and principal outstanding of $164,694 and accrued interest of $1,845, respectively. See Notes 3, 6, 13, and 15.

NOTE 9 – DERIVATIVE LIABILITIES

On February 24, 2023, the Company entered into the second amended and restated discretionary non-revolving line of credit demand note (“LOC”) with a common control owner (see note 8). The LOC contain conversion options that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. See note 1.

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the year ended June 30, 2023:

June 30, 2023
Balance at the beginning of the period	$-
Initial valuation of embedded conversion option at February 24, 2023	5,888,692
Change in the fair value of the embedded conversion option	970,760
Balance at June 30, 2023	$6,859,452

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using Monte-Carlo model based on various assumptions. See note 8.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2023	108-114%	4.20-5.18%	0%	.5-2

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share; of which 2,000,000 shares have been designated as Series A Convertible Preferred Stock, 12,000 shares have been designated as Series B Convertible Preferred Stock and 6,700,000 shares have been designated as Series C Convertible Preferred Stock.

The Series A Convertible Preferred Stock has a liquidation preference of $0.10 per share, has super-voting rights of 100 votes per share. Each share of Series A may be converted into 100 shares of common stock at the option of the Holder thereof and without the payment of additional consideration by the Holder thereof, at any time, into shares of Common Stock at a conversion rate of one hundred (100) shares of Common Stock for every one (I) share of Series A Convertible Preferred Stock. On August 30, 2022, the Series A shares owned by TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. See Notes 3 and 13.

The Series B Convertible Preferred Stock has a liquidation preference of $1.00 per share, has super-voting rights, and votes are determined by multiplying (a) the number of Series B shares held by such holder and (b) the conversion ratio, and each Series B share may be converted into 100 shares of common stock. Each Holder shall have the right to convert any of all of such Holder’s shares of Series B Preferred Stock into shares of common stock at the conversion ratio. Upon the closing of an underwritten, follow-on public offering of shares of the Company’s common stock with gross offering proceeds of not less than $6,000,000, each then-outstanding share of Series B Convertible Preferred Stock shall be automatically converted into shares of common stock at the conversion ratio without any affirmative action required of the Holder. The authorized Series B shares were increased from 0 to 12,000 shares during the year ended June 30, 2022.

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

Series A Convertible Preferred Stock

On August 30, 2022, the Series A shares owned by TopSight, a company owned by Zixiao Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. During the year ended June 30, 2023, there were no issuances of Series A shares. See Notes 3 and 13.

Series B Convertible Preferred Stock

During the year ended June 30, 2022, 11,690 shares of Series B Convertible Preferred Stock was issued in exchange for related party convertible debt. See Note 7. During the year ended June 30, 2023, there were no issuances of Series B shares.

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

On August 16, 2022, John Linss our former Chief Executive Officer and former member of our board of directors was issued 2,980,000 shares of our Series C Convertible Preferred Stock as part of an amendment to his employment agreement. The stock was valued at $0.30 per share, the recent cash price paid for all previous issuances of Series C Convertible Preferred stock, and vests over a 3-year period unless certain milestones are met, in which case it will fully vest sooner.

Effective January 10, 2023, John Linss, our former Chief Executive Officer and former member of our board of directors resigned. As part of the separation agreement and release as of that date, the parties agreed that Mr. Linss through his ownership of CoreSpeed, LLC has rights set forth in the Award Agreement concerning the restricted Series C Convertible Preferred Stock that will be the same as though he did not resign but that his employment was involuntarily terminated by KeyStar without cause. Accordingly, the parties will consider Linss’ resignation a vesting acceleration event of the restricted Series C Convertible Preferred Stock. As such the full value $894,000 value of the stock grant was recognized to non-cash compensation and included in salaries and wages in the statement of operations during the year ended June 30, 2023.

John Linss and Corespeed, LLC, as part of the above-noted separation and release agreement, agreed to sell and KeyStar has agreed to purchase all of the Series C shares for a total of $2,000,000 pursuant to the terms of definitive agreements. Mr. Linss held 2,980,000 of the Shares in his name, and the other 333,333 Shares are held in the name of Corespeed, LLC. Mr. Linss is the sole member of Corespeed, LLC and the beneficial owner of the Shares held by Corespeed, LLC.

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

Common Stock

On August 26, 2022, we issued 6,500,000 shares of common stock issued for the acquisition of certain assets of ZenSports Inc pursuant to an asset purchase agreement, 1,500,000 shares of common stock issued for the acquisition of certain assets of Ultimate Gamer LLC pursuant to an asset purchase agreement. See Notes 3 and 13.

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

During March 2023, we opened a second private offering whereby we issued 2,675,000 shares of common stock at $.50 per share for proceeds of $1,337,500 to unaffiliated accredited investors. The proceeds were used for operating capital.

NOTE 11 - STOCK OPTIONS

On December 28, 2021, the board of directors (the “Board”) approved the 2021 stock option plan (“2021 Plan”). The 2021 Plan was subject to the approval of our stockholders within 12 months of the Board’s approval. We did not seek approval of the 2021 Plan from our stockholders on or before December 28, 2022, and no awards of any type were granted under the 2021 Plan.

On April 10, 2023, the Board terminated the 2021 Plan and approved a new stock option plan for our director’s officers, employees, advisors, and contractors containing the same terms and conditions as the 2021 Plan (the “2023 Plan”). The 2023 Plan is also subject to approval of our stockholders within 12 months from the date of the Board’s approval. In connection with the approval of the 2023 Plan, the Board granted Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 3,250,000 shares of our common stock at an exercise price of $0.50 per share (the “Awards”).

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

As part of the Awards, on April 10, 2023, our former CEO, Mark Thomas, was granted 800,000 ISOs and 200,000 NSOs, and our former CFO, Anthony Fidaleo, was granted 250,000 ISOs (collectively, the “Officer Awards”). In aggregate on April 10, 2023 the Company granted a total of 3,150,000 including the Officer Awards to 16 employees and 6 contractors that vest to 25% of the shares on June 16, 2023 and hereafter, the option Awards will further vest as to 1/48th of the shares monthly for a period of 36 months; provided all vesting is subject to the officer having provided continuous service to us or a related corporation through each such vesting date. ISOs and NSOs may not be exercised after the earlier of the following: (a) in the event of termination for cause (as defined by the plan): the date of termination; (b) in the event of termination due to death or disability: the earlier of the ISO or NSO’s expiration or one year after the termination due to death or disability; (c) in the event of termination for any other reason: three months following the date of termination. The Company has calculated these options estimated fair market value at $267,669 using the Black-Scholes model, with the following assumptions: expected term 4.0 years, stock price $0.50, exercise price $0.50, volatility 111.6%, risk-free rate 4.2%, and no forfeiture rate.

On April 10, 2023, the Company granted 100,000 Awards to 1 consultant vest to 1/18th of the shares on May 10, 2023, and hereafter, the option Awards will further vest as to 1/18th of the shares monthly for a period of 17 months; provided all vesting is subject to the consultant having provided continuous service to us or a related corporation through each such vesting date. The Company has calculated these options estimated fair market value at $2,900 using the Black-Scholes model, with the following assumptions: expected term 1.5 years, stock price $0.50, exercise price $0.50, volatility 111.6%, risk-free rate 4.2%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding for the year ended June 30, 2023:

		Weighted Average
	Number of Options	Exercise Price ($)
Outstanding at June 30, 2022	-	-
Granted	3,250,000	$0.50
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2023	3,250,000	$0.50
Exercisable at June 30, 2023	717,361	$0.50

As of June 30, 2023, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 2,710,000 unissued shares of common stock available for future issuance under the 2023 Plan.

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

Stock-based compensation expense related to stock options of $270,569 was recorded for the year ended June 30, 2023. As of June 30, 2023, the remaining unrecognized compensation cost related to non-vested stock options is $949,381 and is expected to be recognized over 3.50 years. The outstanding stock options have a weighted average remaining contractual life of 2.58 years and a total intrinsic value of $88,112.

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

During May 2023, Mr. Thomas was paid a $50,000 bonus pursuant to the supplemental offer agreement upon the Company being granted a sports betting license in the state of Tennessee.

Mr. Thomas’ employment was terminated on October 31, 2023.

During August 2022, the company entered into a 60-month contract extension with a vendor for hosting services in Nevada with the intention of using said service in multiple domestic and international jurisdictions pursuant to the Company’s expansion plans at that time. During May 2023, the company was informed by the Tennessee Sports Wagering and Advisory Council that the vendor was not approved for hosting Sports Betting technology in Tennessee. Since the services cannot be used in Tennessee and the Company is no longer actively engaged in seeking gaming licensing in other domestic or international jurisdictions, we have entered into negotiations to settle the remaining contract. We have not come to a settlement agreement with the vendor and as such we recorded a $262,834 accrual for the remaining balance of the contract.

During May 2023, the Company was issued $500,000 in a surety bond at an annual premium cost of $12,500. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Transactions with our former and current Chief Executive Officers:

On June 14, 2022, the Company entered into an employment agreement with John Linss, as the Company’s former Chief Executive Officer. The agreement was amended on August 16, 2022. The agreement and amended agreement work in tandem and provide for a 3-year term at an annual base salary of $500,000, a $112,000 signing bonus, and certain other bonuses and stock grants.

On July 11, 2022, the company sold 333,333 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $100,000 to Core Speed, LLC a Company owned by our former Chief Executive officer. See Note 12.

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

Linss and CoreSpeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and KeyStar has agreed to purchase all of the Subject Shares for a total of $2,000,000 pursuant to the terms of the stock redemption and purchase agreement. See notes 1 and 10.

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

Transactions with our former Chief Financial Officer:

During the years ended June 30, 2023, and 2022, the Company’s former Chief Financial Officer, Zixiao Chen paid $0 and $4,448 of expenses on behalf of the Company and was repaid $0 and $4,938, respectively. In addition, during July 2022, Ms. Chen was paid $20,000 as part of the Assignment and Assumption agreement described below. The balance owing Zixiao Chen is recorded in due to a related party in the balance sheet of $0 and $28,065 as of June 30, 2023, and 2022, respectively.

On April 27, 2020, the Company executed a promissory note with our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. As of June 30, 2023, and 2022, the principal balance is $0 and $35,000 and accrued interest is $0 and $6,741. The interest expense for the years ended June 30,, 2023, and 2022 was $240 and $2,627 respectively. The note was repaid in full on July 26, 2022. See Note 6.

On July 26, 2022, the Company made 3 payments to the Company’s former Chief Financial Officer totaling $77,000 for the settlement of the two above-noted liabilities, to redeem and retire the 2,000,000 shares of Series A Convertible Preferred Stock owned by her and outstanding at June 30, 2022, and in anticipation of the execution of assignment and assumption agreement to assume agreed upon assets and liabilities of the prior business. The Series A shares were redeemed and retired on July 26, 2022. The assignment and assumption agreement was executed on September 15, 2022. The payments were made as follows. See Notes 3 and 10.

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

The amendment to the note includes a common stock warrant exercisable for up to 4,000,000 shares of the Company’s common stock for $0.25 per share, with an expiration date of February 1, 2028. See notes 1 and 7.

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

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors in the principal amount of $1,600,000. The Note matures on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 is due and payable in full at loan maturity. In connection with entering the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis.

Other related party transactions:

On July 11, 2022, the company sold 833,332 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $250,000 to Zen SRQ LLC a company where a former member of the board of directors owns a 25% non-controlling interest. See Note 12.

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

The assets and liabilities of our discontinued operations as of June 30, 2022, are included in the balance sheet for comparative purposes as the assets and liabilities for the year then ended have been adjusted to reflect the assignment to TopSight and are included in other income in the statement of operations.

The following table shows the balance sheet of discontinued operations as of:

June 30, 2022
ASSETS

Current assets:
Inventory, net	$992
Total assets	$992

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Due to related party	$5,690
Total liabilities	5,690

Stockholders’ deficit:
Accumulated deficit	(4,698)
Total stockholders’ deficit	(4,698)

Total liabilities and stockholders’ deficit	$992

The following table shows the state of the unaudited discontinued operations:

	For the Years Ended June 30,
	2023	2022

Revenue	$536	$78,407
Costs of services	2,082	63,173
Gross profit (loss)	(1,546)	15,234
Operating expenses	7,834	1,398
Net income (loss) from discontinued operations, net of income tax	$(9,380)	$13,836

NOTE 15 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2023 and 2022 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended June 30, 2023 and 2022 .

A reconciliation of the differences between the effective and statutory income tax rates for the years ended June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
	Amount	Percent	Amount	Percent
Federal statutory rates	$(1,474,929)	21.0%	$(149,311)	21.0%
State income taxes	(119,917)	1.7%	-	0.0%
Valuation allowance against net deferred tax assets	1,594,846	-22.7%	149,311	-21.0%
Effective rate	$-	0.0%	$-	0.0%

At June 30, 2023 and 2022, the significant components of the deferred tax assets are summarized below:

	June 30, 2023	June 30, 2022
Deferred income tax asset
Net operating loss carryforwards	$1,719,859	$149,311
Debt extinguishment/modification	436,407	-
Depreciation and amortization	(106,863)	-
Gain or loss on sale	(128)	-
Unrealized gains and losses on investments	222,062	-
Impairments	14,276	-
Accrued Interest	69,574	-
Non-cash compensation	18,118	-
174 R&D (net with amortization)	60,649	-
Amortization of 174 R&D	(6,065)	-
Total deferred income tax asset	2,427,889	149,311
Less valuation allowance	(2,427,889)	(149,311)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $2,278,578 in June 2023 as a result of the Company generating additional net operating losses.

The Company has recorded as of June 30, 2023 and 2022 a valuation allowance of $2,427,889 and $149,311, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2023 and 2022.

The Company has net operating loss carry-forwards of approximately $7,700,000. The June 30, 2019, 2020, 2021, and 2022 tax years are still subject to audit.

NOTE 16 - SUBSEQUENT EVENTS

On July 18, 2023, the Company entered into a Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”) in the principal amount of not more than $5,000,000 (the “Note”). The Note amends and restates that certain Second Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on February 24, 2023, in the principal amount of not more than $4,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. All loans made under the Note accrue interest at a fixed rate per annum equal to 15.0%. In connection with entering into the Note payable agreement, the Company issued Excel a Common Stock Warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through July 17, 2028, on either a cash or cashless basis. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

On July 24, 2023, the Company announced the opening of a new round of funding. The company is targeting the sale of up to 8,000,000 shares of its common stock at a price of $1.00 per share, for an aggregate raise of $8 million, but has authority from its board of directors to raise up to $10 million in total. The Company is raising this new round of funding under the exemption from registration provided by Rule 506(c) of Regulation D under the Securities Act of 1933. Accordingly, it is only open to “accredited investors”, as defined by Rule 501 of Regulation D, whose accredited status has been properly verified by a third party.

On August 23, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with an unrelated party in the principal amount of $200,000 . On August 28, 2023, the Company entered into a Note Purchase Agreement and a Convertible Promissory Note with another unrelated party in the principal amount of $500,000. On September 1, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with a third unrelated party in the principal amount of $150,000. These Notes are part of a private convertible debt offering of up to $2,000,000 the Company is undertaking to raise additional reserve funds required to cover increases in wagers. The outstanding principal under the Notes, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by us on the date that is one year following the date of issuance of each of the Notes. Accrued interest is to be paid monthly in cash beginning the first month after the issuance of each of the Notes. The Company has no right to prepay all or any portion of the outstanding principal under the Notes prior to the Maturity Date. The outstanding principal under the Notes and accrued and unpaid interest are convertible into shares of the Company’s common stock, par value $.0001 per share, at a conversion price equal to 80% of the lowest price per share that we sell shares of our common stock during the period beginning with the date of issuance of each of the Notes until the Maturity Date, and if no shares are sold in such period, at a conversion price equal to $1.00 per share. The number of Conversion Shares issuable upon the conversion of the Notes is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

On September 14, 2023, the Company entered into a Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $10,000,000. The Note amends and restates that certain Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on July 18, 2023 in the principal amount of not more than $5,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note.

As of the date of the Note, the aggregate outstanding principal balance of all loans was $6,888,801, which includes: (i) the outstanding principal balance under the Former Note of $4,251,877 as of July 24, 2023; (ii) the $500,000 borrowed under the Former Note on August 17, 2023; (iii) conversion of all accrued and unpaid interest under the Former Note through September 13, 2023 in the amount of $376,924.07; and (iv) the $1,760,000 borrowed under the Note as of September 14, 2023 to pay in full the bridge loan evidenced by the Promissory Note, dated May 5, 2023, in the principal amount of $1,600,000 made by Excel to the Company and the related funding fee due and owing in connection with such bridge loan. On September 15, 2023, the Company borrowed an additional $250,000 under the Note. As of September 19, 2023, the aggregate outstanding principal balance of all loans under the Note was $7,138,801.

On December 27, 2023, a total of $1,540,000 of the principal amount due under the Former Note was assigned from Excel to eight (8) third parties (each, a “Debt Assignee”) pursuant to an Assignment and Assumption for each Debt Assignee. The following day, the Company received a total of nine (9) Conversion Notices which elected, in aggregate, that a total of $10,366,653 of indebtedness under the Former Note be converted at a conversion price of $0.40 per Share (based on the sale by the Company of Shares within the last two years at $0.50 per share multiplied by 80%) into 25,916,632 Shares (the “Conversion Shares”). Excel converted $8,826,653 into 22,066,632 Conversion Shares. The Debt Assignees, collectively, converted $1,540,000 into an aggregate of 3,850,000 Conversion Shares.

The offer, sale and issuance of the Conversion Shares were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The converting debt holders acquired the Conversion Shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the Conversion Shares upon issuance thereof.

On December 29, 2023, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $2,000,000 (the “Note”). The Note amends and restates that certain Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on September 14, 2023 in the principal amount of not more than $10,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. A total of $10,366,653 of indebtedness under the Former Note was converted into shares of common stock (the “Shares”) at a conversion price of $0.40 per Share (based on the sale by the Company of Shares within the last two years at $0.50 per share multiplied by 80%) on December 28, 2023. As a result of the conversion, the outstanding indebtedness under the Former Note was reduced to $1,135,000, which is the aggregate outstanding principal balance of all loans under the Note as of the date of the Note.

On October 1, 2023, the Company entered into a lease for office space in Miami, Florida. The lease expires on October 31, 2024, and has a minimum monthly lease payment of $6,500

On February 4, 2024, the entered into a lease for office space in Sarasota, Florida. The lease expires on February 1, 2025, and has a monthly lease payment of $1,600.

On January 8, 2024 the Company sold 400,000 of common stock to an unrelated party for cash proceeds of $300,000.

On February 19, 2024, the Company entered into a first amendment to the $1,700,000 promissory note with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC. As per the amendment, $425,000 was paid on February 27, 2024 and equal monthly payments of principal and interest of $59,665 shall be paid to Mr. Linss monthly, beginning on April 1, 2024 for a period of twenty four months. The amended maturity date of the note is the earliest of (a) April 1, 2026, (b) upon the occurrence of an Uplisting, the fifth day after the occurrence of the Uplisting, or (c) upon the occurrence of a Change of Control. All other terms of the original note remain the same.

On February 23, 2024, a Complaint and Demand for Arbitration was filed against us with the American Arbitration Association, Las Vegas Regional Office. The complaint alleges that the Company made misrepresentations of material facts and engaged in deceptive trade practices in connection with the purchase of certain assets pursuant to an asset purchase agreement dated August 26, 2022. The Claimant is requesting an award of recission damages in the amount of $6,500,000, plus three times that amount as treble damages pursuant to Nevada Revised Statutes 598A.210. We believe the claims made by the Claimant are without merit and we intend to vigorously refute such claims. The ultimate outcome of this arbitration proceeding cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

