Form 10-Q
period 2023-09-30
KeyStar Corp.
filed 2024-04-19
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56290

KeyStar Corp.
(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1645 Pine Tree Ln, Suite 2 Sarasota FL	34236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (866) 783-9435

78 SW 7th Street, Suite 500, Miami, FL 33130

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of April 19, 2024, was 67,821,632 shares, par value $0.0001 per share.

KeyStar Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited), and June 30, 2023;

F-3	Condensed Consolidated Statements of Operations for the three months ended September 30, 2023, and 2022 (unaudited);

F-4	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the three month period ended September 30, 2023, and 2022 (unaudited);

F-6	Condensed Consolidated Statements of Cash Flow for the three months ended September 30, 2023, and 2022 (unaudited);

F-7	Notes to Condensed Consolidated Financial Statements.

1

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(unaudited)
ASSETS

Current assets:
Cash	$113,593	$333,974
Cash reserved for users	1,043,424	21,422
Prepaid expenses and other current assets	861,410	1,194,288
Total current assets	2,018,427	1,549,684

Other assets:
Equipment, net	3,398	3,813
Intangible assets, net	7,746,186	8,067,198
Debt issuance costs, net	6,489,941	5,672,151
Security deposit	9,683	9,683
Total other assets	14,249,208	13,752,845

Total assets	$16,267,635	$15,302,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,662,649	$1,219,018
Accrued expenses - related party	80,967	323,904
Players balances	1,424,090	134,946
Notes payable – current	1,076,472	1,189,694
Notes payable - related party, net of discount	30,000	1,306,655
Convertible notes – current	85,407	-
Line of credit - related party	7,388,801	3,851,877
Derivative liability	7,294,811	6,859,452
Total current liabilities	19,043,197	14,885,546

Long-term liabilities:
Notes payable - long-term	850,000	850,000
Total long-term liabilities	850,000	850,000

Total liabilities	19,893,197	15,735,546

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	September 30, 2023	June 30, 2023
	(unaudited)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of September 30, 2023, and June 30, 2023, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of September 30, 2023, and June 30, 2023, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 2,499,998 and 2,499,998 shares issued and outstanding as of September 30, 2023, and June 30, 2023, respectively	250	250
Common stock, $0.0001 par value, 475,000,000 shares authorized, 41,905,000 and 41,905,000 shares issued and outstanding as of September 30, 2023, and June 30, 2023, respectively	4,191	4,191
Additional paid-in capital	14,535,687	12,669,930
Accumulated deficit	(18,177,383)	(13,119,081)
Total stockholders’ deficit	(3,625,562)	(433,017)

Total liabilities and stockholders’ deficit	$16,267,635	$15,302,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,
	2023	2022 (Restated)

Gaming loss, net	$(218,624)	$-

Costs of gaming revenue	405,244	856

Net gaming loss	(623,868)	(856)

Operating expenses:
Salaries and wages	815,341	1,863,643
Depreciation and amortization	432,427	-
Sales and marketing	1,216,067	77,711
Impairment expense	-	95,936
General and administrative	708,002	301,735

Total operating expenses	3,171,837	2,339,025

Other income (expense):
Other income	-	5,011
Gain on change in fair value of derivative	329,235	-
Interest expense	(39,252)	-
Interest expense - related party	(1,552,580)	(7,416)

Total other income (expense)	(1,262,597)	(2,405)

Net loss from continuing operations, net of income taxes	(5,058,302)	(2,342,286)

Net income (loss) from discontinued operations, net of income taxes	-	(9,380)

Net loss	$(5,058,302)	$(2,351,666)
Less: deemed dividend from the purchase of Series C preferred stock	(1,006,000)	-
Net loss attributable to common stockholders	(6,064,302)	(2,351,666)

Net loss per common share - basic and diluted	$(0.14)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	41,905,000	39,230,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$(13,119,081)	$(433,017)
Fair value of vested incentive stock -	-	-		-		-		-	112,720	-	112,720
Fair value of warrant granted as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,753,037	-	1,753,037
Net loss for the period	-	-	-	-	-	-	-	-	-	(5,058,302)	(5,058,302)

Balance, September 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$14,535,687	$(18,177,383)	$(3,625,562)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2022 (Restated)	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$327,435	$(102,760)	$(775,205)	$(535,590)

Receipt of cash from issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760
Purchase and redemption of preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)
Issuance of common stock for cash	-	-	-	-	-	-	1,430,000	143	1,429,857	-	-	1,430,000
Issuance of Common stock for acquisition of certain assets of ZenSports	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000
Issuance of Common stock for acquisition of certain assets of Ultimate Gamer	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436
Issuance of preferred stock for cash	-	-	-	-	2,166,665	217	-	-	649,783	-	-	650,000
Issuance of preferred stock as compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,351,666)	(2,351,666)

Balance, September 30, 2022 (Restated)	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$8,977,352	$-	$(3,126,871)	$5,866,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,
	2023		2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(5,058,302)	$(2,351,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assignment of assets			(4,698)
Amortization of debt issuance costs – related party		935,248	-
Depreciation and amortization		432,427	-
Impairment of intangible assets			62,180
Fair value of vested incentive stock options		112,720	-
Non-cash compensation, related party		-	36,740
Discount on related party note payable		323,345	-
Gain (loss) on change in fair value of derivative		(329,235)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		332,878	(6,785)
Accounts payable and accrued expenses		443,631	90,857
Accounts payable and accrued expenses - related party		(82,937)	(5,368)
Players balances		1,289,144	68,102
Net cash used in operating activities		(1,601,081)	(2,110,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software		(111,000)	(52,437)
Cash paid for acquisition of assets of ZenSports		-	(570,858)
Net cash used in investing activities		(111,000)	(623,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable, related party		-	(35,000)
Cash paid for repurchase of preferred stock		-	(22,000)
Proceeds from issuance of common stock		-	1,430,000
Proceeds from issuance of Series C convertible preferred stock		-	650,000
Proceeds from line of credit, related party		1,776,924	1,035,584
Proceeds from convertible notes		850,000	-
Repayments of note payable, current		(113,222)	-
Cash received in satisfaction of stock subscriptions receivable		-	102,760
Net cash provided by financing activities		2,513,702	3,161,344

NET CHANGE IN CASH		801,621	427,410

CASH AT BEGINNING OF PERIOD		355,396	66,241

CASH AT END OF PERIOD		$1,157,017	$493,651

DISCLOSURE OF CASH AND CASH RESERVERD FOR USERS:

CASH		113,593	493,651

CASH RESERVED FOR USERS		1,043,424	-

CASH AT END OF PERIOD		$1,157,017	$493,651

SUPPLEMENTAL INFORMATION:
Interest paid		$8,500	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of assets of ZenSports Inc.	$		$6,500,000
Common stock issued for acquisition of assets of Ultimate Gamer, LLC	$		$56,436
Payoff of related party note payable with related party line of credit		$1,760,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Currently the singular focus is on business-to-consumer (B2C) sports betting in one targeted jurisdiction, Tennessee. In May 2023, the company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023.

Prior to September 15, 2022, our business consisted of the retail sale of masks and similar products, and convention services (together, the prior business). Through our e-commerce sales channel, we sold KN-95 facemasks, disposable facemasks, and disinfectant wipes through an online store in the United States of America.

On August 26, 2022, the Company entered into an Asset Purchase Agreement to purchase certain technological assets from ZenSports, Inc. The assets were purchased to allow us to offer gambling and entertainment opportunities through technology, principally the online gaming technology and use of the name ZenSports. We did not acquire all the assets of the Company, the assets we didn’t purchase include, among other assets, ZenSport’s legal entity name “ZenSports, Inc.” and those assets related to ZenSports’ physical casino called the Big Wheel Casino, located in Lovelock, Nevada. See Note 3.

On September 12, 2022, we entered into an Asset Purchase Agreement between the Company and Excel Members, LLC (“Excel”), a company controlled by Bruce Cassidy, the chairman of our board of directors, to acquire certain assets of Excel a company of which a Company controlled by Mr. Cassidy is the manager, and effectively has a controlling interest. Excel acquired certain assets of a company, Ultimate Gamer, LLC, which was formerly an Esports tournament company, through the assignment for the benefit of the creditor’s court process. See Notes 3 and 11.

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

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended June 30, 2023, filed on March 8, 2024. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The condensed balance sheet at June 30, 2023, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Restatement of Previously Issued Financials

During fiscal 2023, the Company completed its final valuation of the assets purchased from ZenSports on August 26, 2022. Management determined that the value of the assets purchased were understated during the three months ended September 30, 2022 for asset acquisition costs initially expensed, and overstated during the three months ended September 30, 2022 for expenses that were initially included as part of the asset purchase. The value of the assets reflected in the June 30, 2023 audited financial statements was recorded based on this final valuation. See below for adjustments needed for the interim three month period ended September 30, 2022.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim period ending September 30, 2022, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period interim financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the September 30, 2022 consolidated financial statements in accordance with FASB ASC 250-10-45-23.

	For the three months ended		For the three months ended
	September 30, 2022		September 30, 2022
	As Previously Reported	Adjustments	As Revised
Salaries and wages	$833,050	$1,030,593	$1,863,643
General and administrative	$488,500	$(186,765)	$301,735
Total net loss	$(1,411,055)	$(940,611)	$(2,351,666)
Net loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.06)

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $18,177,383 as of September 30, 2023. The Company had a net loss from continuing operations of $5,058,302 and negative cash flows of $1,601,081 from operations for the three months ended September 30, 2023. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2023, the Company’s cash balance exceeded the FDIC limits by approximately $793,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by KeyStar TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of September 30, 2023 and June 30, 2023, approximately $1,043,000 and $135,000 was reserved for users.

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

Intangible assets include developed technology, internally developed software and website development costs, gaming license, and trademarks.

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

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company performed a qualitative test as of June 30, 2023, and determined that the common control developed technology and trademarks acquired would no longer be invested in and would not be generating cash flows for the foreseeable future. Impairment charges of $48,533 related to these intangible assets were expensed (See Notes 3 and 4). The Company did not record any impairment charges related to intangibles assets during the three months ended September 30, 2023.

Lease Commitments

The Company has no long-term lease commitments. Effective January 10, 2023, The Company moved its headquarters to Miami Florida. As part of the move effective January 1, 2023, the Company assumed the office lease of a related party, ZenSports, Inc. The lease expired on September 30, 2023, and had a minimum monthly lease payment of $6,500 (See Note 13).

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

Level 3 - Unobservable inputs that are supported by little to no market activity.

The Company’s derivative liabilities are carried at fair value and are classified as Level 3 liabilities.

The Company’s financial instruments consist principally of cash, prepaid expenses, accounts payable, accrued expenses, related party notes payable, related party line of credit, and notes payable approximate the fair value because of their short maturities.

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the three months ended September 30, 2023, or 2022.

Description	Total fair value at September 30, 2023	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$7,294,811	$-	$-	$7,294,811

Description	Total fair value at June 30, 2023	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$6,859,452	$-	$-	$6,859,452

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2023, and June 30, 2023, the Company had a derivative liability of $7,294,811 and $6,859,452, respectively.

Players Balances

The player’s balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of September 30, 2023 and June 30, 2023, are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. During May 2023, the company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances.

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

The Company’s prior business was providing quality merchandise through its former online store in the United States of America. Due to the COVID-19 pandemic, the Company was focusing on providing disposable face masks and KN-95 face masks at affordable prices. Customers ordered and paid for the products through the online store, when the Company confirmed the order and payment, the Company delivered the product through common carriers, at which point the Company recognized revenue, as this is when our performance obligation is satisfied. The Company recorded actual sales returns when the customers returned the products. The transaction price has not been affected by returns as the Company did have significant returns.

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the three months ended September 30, 2023, and 2022, the Company recognized sales of products $0 and $536, respectively.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended September 30, 2023 and 2022, advertising costs calculated in accordance with U.S. GAAP were $1,190,010 and $16,455, respectively.

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

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2023 and June 30, 2023 the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the three months ended September 30, 2023	For the year ended June 30, 2023
Stock Options	6,250,000	6,500,000
Series A Preferred Shares	-	-
Series B Preferred Shares	1,169,300	1,169,300
Series C Preferred Shares	8,333,327	8,333,327
Warrants	10,000,000	5,600,000
Shares issuable upon conversion of convertible notes	2,125,000	-
Shares issuable upon conversion of line of credit	18,594,620	17,130,907
Total potentially dilutive shares	46,472,247	38,733,534

Recent Accounting Pronouncements

All recently issued ASUs by the FASB have no material impact on the Company’s consolidated results of operations or financial position.

NOTE 2 - EQUIPMENT

Equipment and Website development costs of $7,903 of $26,637, respectively, were acquired on September 12, 2022, as part of the acquisition of the assets of Ultimate Gamer, LLC in a common control transaction. The equipment was recorded at the net book value of Ultimate Gamer, LLC on the date of close, and are included in the account balances below. See Notes 1 and 11.

The Company’s equipment consisted of the following as of:

	September 30, 2023	June 30, 2023
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	1,582	1,167
Equipment, net	$3,398	$3,813

Depreciation expense of equipment during the three months ended September 30, 2023, and 2022 was $415 and $0, respectively.

NOTE 3 - LONG LIVED INTANGIBLE ASSETS

The Zensports, Inc. assumed developed technology and trademark were recorded and allocated using relative fair value, based on a third party valuation in accordance with the provisions of ASC 350 of the acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. There was no impairment recorded for these assets during the three months ended September 30, 2023, or the year that ended June 30, 2023. See Note 1.

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

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the three months ended September 30, 2023, and 2022, respectively. See Note 1.

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	September 30, 2023	June 30, 2023
Developed technology	$7,632,638	$7,521,638
Tradenames and trademarks	560,999	560,999
Gaming licenses	135,837	135,837
Impairment charges	(48,533)	(48,533)
Total	8,280,941	8,169,941
Less: accumulated amortization	(534,755)	(102,743)
Net carrying value	$7,746,186	$8,067,198

Amortization expense of business intellectual property for three months ended September 30, 2023, and 2022, was $405,056 and $0, respectively. Amortization expense of tradenames for the three months ended September 30, 2023, and 2022, was $26,955 and $0, respectively. Amortization expense is included in the statement of operations.

NOTE 4 - PLAYERS BALANCES

The player’s balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. During May 2023, the company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances. Players balances were $1,424,090 and $134,946 as of September 30, 2023 and June 30, 2023, respectively.

NOTE 5 - CONVERTIBLE DEBT

On August 23, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with an unrelated party in the principal amount of $200,000. On August 28, 2023, the Company entered into a Note Purchase Agreement and a Convertible Promissory Note with another unrelated party in the principal amount of $500,000. On September 1, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with a third unrelated party in the principal amount of $150,000. These Notes are part of a private convertible debt offering of up to $2,000,000 the Company is undertaking to raise additional reserve funds required to cover increases in wagers. The outstanding principal under the Notes, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by us on the date that is one year following the date of issuance of each of the Notes. Accrued interest is to be paid monthly in cash beginning the first month after the issuance of each of the Notes. The Company has no right to prepay all or any portion of the outstanding principal under the Notes prior to the Maturity Date. The outstanding principal under the Notes and accrued and unpaid interest are convertible into shares of the Company’s common stock, par value $.0001 per share, at a conversion price equal to 80% of the lowest price per share that we sell shares of our common stock during the period beginning with the date of issuance of each of the Notes until the Maturity Date, and if no shares are sold in such period, at a conversion price equal to $1.00 per share. The number of Conversion Shares issuable upon the conversion of the Notes is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

The conversion option was valued by the Company using the Monte-Carlo model.

The following are the significant assumptions used in the Monte-Carlo model. See Note 8.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 1, 2023	68.2%	4.87%	0%	2.00

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen as per the terms of the assignment and assumption agreement. The waiver of accrued interest has been recorded in the statement of operations as part of the gain (loss) on assignment of assets for the three months ended September 30, 2022.

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

As of September 30, 2023, and June 30, 2023, the principal balance is $30,000 and $30,000 and accrued interest is $8,246 and $7,496, respectively. The interest expense for the three months ended September 30, 2022 and 2022 was $750 and $750, respectively.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The Note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the Note; and (ii) a balloon payment for the balance of the Note is due by the earlier of the 24-month anniversary of the Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. The outstanding principal balance at September 30, 2023, is $1,700,000, with $850,000 being classified as Note Payable- Current on the balance sheet, and accrued interest is $50,207. The interest expense for the three months ended September 30, 2023 is $21,697. See Notes 1, 10, and 13.

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

The note payable and the warrants were issued in a single transaction and as such were allocated among the freestanding instruments identified. The warrants were valued by the Company using the Black-Scholes option pricing model with the allocated fair value of $485,017 recorded as a note discount to be amortized over the 6 month life of the note.

On September 14, 2023, the principal balance of $1,600,000 and the flat funding fee of $160,000 was paid in full by the fourth amended line of credit with Excel Family Partners, LLLP (See Note 7).

On May 24, 2023, the Company entered into a short term note payable with a premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $434,250 at an annual percentage rate of 8.88%. After a down payment of $72,994 was made upon execution of the Note, ten monthly payments remained in the amount of $37,744 each. The final monthly payment is due on March 24, 2024. The balance of this Note was $226,472 as of September 30, 2023, and is included as part of Notes Payable – Current in the balance sheet.

NOTE 7- LINE OF CREDIT - RELATED PARTY

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

The amended non-revolving line of credit was exchanged and modified on substantially different terms from the non-revolving line of credit demand note it replaced and as such is treated as a debt modification. The Company incurred debt issuance costs of $7,624,859, which is the sum of the fair value of the conversion feature in the note, and the fair value of the warrant. This total amount was included in the debt issuance costs on the accompanying balance sheet, net of amortization, for the year ended June 30, 2023. The Company will amortize the debt issuance costs over sixteen months, which is the estimated life of the debt.

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

The following are the significant assumptions used in the Black-Scholes model for the warrants:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At July 18, 2023	83.4%	4.62%	0%	4.8

At the date of the third amendment, the remaining unamortized debt issuance costs were $5,393,193. These costs were added to the fair value of the warrants granted as part of the amendment to increase the total debt issuance costs to $5,785,727. As per the terms of the amendment, these total costs will now be amortized over a period of twenty two months.

On September 14, 2023, the Company entered into a Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $10,000,000. The Note amends and restates that certain Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on July 18, 2023 in the principal amount of not more than $5,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. In connection with entering into the Note payable agreement, the Company issued Excel a Common Stock Warrant to purchase 3,400,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through September 13, 2028, on either a cash or cashless basis. The Note includes a conversion option that Excel may at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

The following are the significant assumptions used in the Black-Scholes model for the warrants:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 13, 2023	86.5%	4.60%	0%	4.95

At the date of the fourth amendment, the remaining unamortized debt issuance costs were $5,308,162. These costs were added to the fair value of the warrants granted as part of the amendment to increase the total debt issuance costs to $6,668,666. As per the terms of the amendment, these total costs will now be amortized over a period of twenty months.

As of the date of the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note, the aggregate outstanding principal balance was $6,888,801, which includes: (i) the outstanding principal balance under the Former Note of $4,251,877 as of July 24, 2023; (ii) the $500,000 borrowed under the Former Note on August 17, 2023; (iii) conversion of all accrued and unpaid interest under the Former Note through September 13, 2023 in the amount of $376,924; and (iv) the $1,760,000 borrowed under the Note as of September 14, 2023 to pay in full the bridge loan evidenced by the Promissory Note, dated May 5, 2023, in the principal amount of $1,600,000 made by Excel to the Company and the related funding fee due and owing in connection with such bridge loan. See Note 6. On September 15, 2023, the Company borrowed an additional $250,000 under the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note, As of September 30, 2023, the aggregate outstanding principal balance was $7,388,801.

At September 30, 2023, the remaining unamortized debt issuance costs were $6,489,941 and $935,248 of amortization was included in interest expense during the three months ended September 30, 2023.

NOTE 8 – DERIVATIVE LIABILITIES

On February 24, 2023, July 18, 2023 and September 14, 2023, the Company entered into the second, third and fourth amended and restated discretionary non-revolving line of credit demand notes (“LOC”) with a related party (See Note 7). On August 23, 2023, August 28, 2023 and September 1, 2023, the Company also entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with three unrelated parties (See Note 5). The LOC and Convertible Promissory Notes contain conversion options that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives.

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended September 30, 2023:

Balance at June 30, 2023	$6,859,452
Embedded conversion option of convertible debt	764,594
Change in the fair value of the embedded conversion option	(329,235)
Balance at September 30, 2023	$7,294,811

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2023	108-114%	4.20-5.18%	0%	.5-2
At September 30, 2023	70.5%	5.21%	0%	1.59

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

Series A Convertible Preferred Stock

During the three months ended September 30, 2023 and 2022, there were no issuances of Series A Convertible Preferred Stock and as at September 30, 2023 and June 30, 2023, no shares were outstanding.

Series B Convertible Preferred Stock

During the three months ended September 30, 2023 and 2022, there were no issuances of Series B Convertible Preferred Stock and as at September 30, 2023 and June 30, 2023, 11,693 and 11,693 shares were outstanding.

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

On August 26, 2022, we closed on a private offering of our common stock where we sold an aggregate of 750,000 shares of our common stock to 11 third-party investors at a price of $1.00 per share for an aggregate purchase price of $750,000 (the “Private Offering”). Each of the investors had access to information concerning us and our business prospects and represented to us in connection with their purchase that they: (i) acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof; (ii) were accredited investors (iii) could bear the risks of the investment, and (iv) could hold the securities for an indefinite period of time. The offer, sale, and issuance of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. See Note 3.

From August 26 to September 26, 2022, we had multiple closings on our private offering whereby we issued a total of 680,000 shares of Common stock at $1.00 per share for proceeds of $250,000, $80,000, $100,000 and $250,000 totaling $680,000 to unaffiliated accredited investors. The proceeds were used for operating capital.

NOTE 10 - STOCK OPTIONS

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

Below is a table summarizing the changes in stock options outstanding for the three months ended September 30, 2023:

		Weighted
		Average
	Number of	Exercise
	Options	Price ($)
Outstanding at June 30, 2023	3,250,000	$0.50
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	125,000	0.50
Outstanding at September 30, 2023	3,125,000	$0.50
Exercisable at September 30, 2023	1,019,965	$0.50

A total of 125,000 stock options were forfeited on September 15, 2023 as per the terms of a separation agreement with the former Chief Financial Officer.

As of September 30, 2023, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 2,835,000 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Mr. Thomas’ employment was terminated on October 31, 2023. See Note 13.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

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

Linss and CoreSpeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and KeyStar has agreed to purchase all of the Subject Shares for a total of $2,000,000 pursuant to the terms of the stock redemption and purchase agreement. See Notes 1 and 9.

On January 10, 2023, the Board appointed Mark Thomas (“Thomas”) as the new Chief Executive Officer. In lieu of an employment agreement, Thomas received a written offer letter (the “Offer”) that states he will receive an annual salary of $380,000, and he is eligible to participate in the Company’s benefit plans. On February 6, 2023, the Company entered into a supplement to the Offer agreement with Mr. Thomas relating to the Incentive Compensation. See Note 11.

Transactions with our former Chief Financial Officer:

In July, 2022, the Company’s former Chief Financial Officer, Zixiao Chen was paid $20,000 as part of the Assignment and Assumption agreement described below.

On April 27, 2020, the Company executed a promissory note with our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. The note was repaid in full on July 26, 2022. See Note 6.

On July 26, 2022, the Company made 3 payments to the Company’s former Chief Financial Officer totaling $77,000 for the settlement of the two above-noted liabilities, to redeem and retire the 2,000,000 shares of Series A Convertible Preferred Stock owned by her and outstanding, and in anticipation of the execution of assignment and assumption agreement to assume agreed upon assets and liabilities of the prior business. The Series A shares were redeemed and retired on July 26, 2022. The assignment and assumption agreement was executed on September 15, 2022. The payments were made as follows:

-	On July 26, 2022, the Company paid off $17,837 in accrued expenses owing to the Company’s former Chief Financial Officer for $20,000, the excess payment of $2,163 was recorded against the gain on assignment in the statement of operations.

-	On July 26, 2022, the Company paid off the promissory note held by the Company’s former Chief Financial Officer for $35,000. The accrued interest was waived. See Note 6.

-	On July 26, 2022, the company redeemed and retired the 2,000,000 shares of Series A Convertible Preferred Stock owned by Ms. Chen for $22,000. See Note 9.

Transactions with our former Chief Executive Officer and current Chairman of our Board of Directors:

On July 11, 2022, the company sold 1,000,000 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $300,000 to a company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) and the Chairman of our board of directors. See Note 9.

On August 16, 2022, the non-revolving line of credit demand note with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors, which can exert significant influence over the Company, was increased to $2,000,000 under the same terms and conditions. See Notes 6, 7 and 8.

On February 24, 2023, the Company entered into a second amended and restated discretionary non-revolving line of credit demand note with Excel in the principal amount of not more than $4,000,000 and granted a common stock warrant exercisable up to 4,000,000 shares of the Company’s common stock. See Notes 6, 7, 8 and 9.

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors in the principal amount of $1,600,000. The Note matures on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 is due and payable in full at loan maturity. In connection with entering the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis. On September 14, 2023, this Note and the flat funding fee were paid in full from the Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”). See Notes 6, 7, 8 and 9.

On July 18, 2023, the Company entered into a Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”) in the principal amount of not more than $5,000,000 and granted a common stock warrant exercisable up to 1,000,000 shares of the Company’s common stock. See Notes 6, 7, 8 and 9.

On September 14, 2023, the Company entered into a Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $10,000,000 and granted a common stock warrant exercisable up to 3,400,000 shares of the Company’s common stock. See Notes 6, 7, 8 and 9.

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

We purchased a portion of UG assets, consisting primarily of intellectual property, including trademarks, domain name registrations, and UG’s databases of users and gamers for 1,500,000 shares of our common stock, See Notes 3, and 9.

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

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2023, to the date these financial statements were issued, and as of April 19, 2024, there were no other material subsequent events to disclose in these financial statements.

Effective October 31, 2023, Mark Thomas resigned as the Company’s Chief Executive Officer, Principal Executive Officer, President, Chief Technology Officer, interim Chief Financial Officer and interim Treasurer. The Company entered into a Consulting Agreement with Thomas, effective November 1, 2023 for professional services. As part of the Consulting Agreement, Thomas will receive bi-monthly compensation at a rate of $200 per hour and reimbursement for all reasonable travel, entertainment, and other expenses incurred by Thomas in connection with his duties under the Consulting Agreement. The Consulting Agreement is for a term of 12 months, and may be terminated by either party at any time, without cause or further obligation, with at least fifteen (15) calendar days’ written notice. This agreement was terminated on January 27, 2024.

On November 2, 2023, the Board appointed Walter Tabaschek as the new Chief Financial Officer, Principal Financial and Accounting Officer and Treasurer of the Company. Tabaschek’s employment began on November 17, 2023. The Company did not enter into an Employment Agreement with Tabaschek. He received a simple offer letter stating that he will receive an annual salary of $275,000 and he’ll soon be granted options to purchase up to 350,000 shares of the Company’s common stock pursuant to the terms and conditions of the Company’s stock plan. He was also eligible to participate in the Company’s other benefit plans.

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

On October 1, 2023, the Company entered into a renewed lease for office space in Miami, Florida. The lease expires on October 31, 2024, and has a minimum monthly lease payment of $6,500.

On February 4, 2024, the entered into a lease for office space in Sarasota, Florida. The lease expires on February 1, 2025, and has a monthly lease payment of $1,600.

On January 8, 2024, the Company sold 400,000 of common stock to an unrelated party for cash proceeds of $300,000.

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

On March 1, 2024, the board of directors of the Company appointed James Mackey as the Company’s new Chief Financial Officer, Principal Financial and Accounting Officer and Treasurer, effective immediately. He received an offer letter stating that he will receive an annual salary of $275,000. He is also eligible to participate in the Company’s other benefit plans.

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

Overview

As used in this Quarterly Report and unless otherwise indicated, the terms the “Company,” “we”, “us” and “our” mean KeyStar Corp., a Nevada corporation formed on April 16, 2020.

In the summer of 2022, our business consisted solely of providing online retail sales of masks and similar products and convention services (together, prior business). Through our e-commerce sales channel, we sold KN-95 facemasks, disposable facemasks, and disinfectant wipes through an online store in the United States of America (US). Through our convention sales channel, we offered convention services, which connected US buyers to Chinese manufacturers.

On June 15, 2022, we hired a new Chief Executive Officer and Chief Financial Officer along with certain key employees of ZenSports, Inc. to explore business opportunities related to software and mobile application development and services related to such technology.

On August 26, 2022, we entered into an Asset Purchase Agreement to purchase certain technological assets, as well as the brand ZenSports, from ZenSports, Inc. The assets were purchased to allow us to offer online sports betting, eSports, DeFi fintech and various entertainment services, on a direct-to-consumer (B2C) and business-to-business basis. We did not acquire the entity ZenSports Inc. On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, a member of our Board of Directors (the “Board”), to acquire certain assets of a company acquired previously by Excel Members through an assignment for the benefit of creditors. Ultimate Gamer, LLC, which was formerly in the business of organizing and operating in-person and online video game competitions tournament, originally owned these assets. The purchased assets included the brand name Ultimate Gamer.

On September 15, 2022, we entered into an agreement to assign all of the assets in connection with or relating to our prior business owned or used by us (discontinued operations), and to delegate any and all liabilities owed by us, to TopSight Corporation, a company owned by Zixiao Chen, our former Chief Financial Officer.

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

In May 2023, we received approval on our Tennessee Sports Gaming Operator license, and we officially launched our sports betting operation in Tennessee in June 2023.

Our current business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our business is https://www.keystarcorp.com. The information on our website is not made a part of this Quarterly Report. Our headquarters address is 1645 Pine Tree Ln, Suite 2, Sarasota, FL 34236. Our phone number is: (866) 783-9435.

Results of Operations for the Three Months Ended September 30, 2023, and 2022

During the three months ended September 30, 2023, and 2022, we incurred net losses from continuing operations of $5,058,302 and $2,342,287, respectively, and net losses from discontinued operations of $0 and $9,380, respectively.

For the three months ended September 30, 2023 and 2022, we had a loss of $218,624 and $0 from our continuing operations. Loss from continuing operations consisted of net sports betting revenues which commenced in June of 2023 upon the approval of our gaming license. In February 2023, we applied for a gaming license in Tennessee.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for debt amortization costs of $935,248 and $0, respectively, as part of the restructuring of the related party demand line of credit debt of 7,338,801, interest expense on notes payable of $656,583 and $7,416, respectively, and a loss of $329,235 and $0, respectively, on the change in fair value of derivatives for the three months ended September 30, 3023 and 2022.

The assets and liabilities of our discontinued operations for the three months ended September 30, 2022 have been adjusted to reflect the assignment to TopSight Corporation and are included in gain on assignment of assets in the statement of operations.

Revenues, cost of revenues, and operating expenses from our prior business were all related to sales of KN95 masks and similar products, and convention services, and resulted in a net income (loss) from discontinued operations, net of income taxes of $0 and $(9,380) for the three months ended September 30, 2023, and 2022, respectively.

During the three months ended September 30, 2022, we closed two asset acquisitions. We funded these activities by securing funding of $650,000 for the issuance of 2,166,665 shares of our Series C Convertible Preferred Stock, an aggregate of $1,430,000 from the issuance of 1,430,000 shares of our common stock from private placements, and from an increase in our related party demand line of credit from $4,000,000 to $10,000,000 on which we drew down $1,776,924 in principal borrowings.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts payable and accrued expenditures, and capital expenditures, including the costs associated with internally developed software and attaining Sports Gaming Operator licenses.

As of September 30, 2023, we had total current assets of $2,018,427, total current liabilities of $19,043,197, and a total working capital deficit of $17,024,770. Net cash used in operating activities was $1,601,081 during the three months ended September 30, 2023, compared to $2,110,639 during the three months ended September 30, 2022. The decrease in the use of cash in operating activities is principally the result of a $1,835,912 decrease in net operating assets and liabilities and a decrease in non-cash transactions of $1,380,283, offset by an increase in a net loss of $2,706,637. The increase in net loss is primarily a result of commencing operations.

Net cash used in investing activities decreased by $512,295 during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease is primarily the result of the acquisition of certain assets of ZenSports and Ultimate Gamer, capitalized cost of our internally developed software, capitalized costs of attaining our Tennessee gaming license, and the costs associated with the disposition of our prior business.

Net cash provided by financing activities decreased by $647,642 during the three months ended September, 2023, compared to the three months ended September 30, 2022. The decrease is primarily due to shares of common stock and preferred stock during the three months ended September 30, 2023, and is partially offset by increased draws from the related party demand line of credit and the issuance of convertible notes during the three months ended September 30, 2023.

We were incorporated on April 16, 2020. Since inception, our efforts and operations from our prior business to the date of disposition have been devoted primarily to startup and development activities, resulting in negative cash flows and an accumulated deficit from inception through disposition on September 15, 2022. During the three months ended September 30, 2022, we closed on acquisitions of certain assets of ZenSports and Ultimate Gamer and divested our prior business.

We purchased the assets of ZenSports and Ultimate Gamer so we could offer gambling, eSports entertainment, and DeFi opportunities through the acquired technology we are currently enhancing. In January 2023, John Linss our former Chief Executive Officer (CEO) resigned and was replaced by Mark Thomas. Mr. Thomas was the founder and remains the CEO of ZenSports, Inc., the company we acquired our sports betting technology from. As a result of this change in leadership and consultation with the Board, we adjusted our business plan to solely focus on sports betting in one jurisdiction, Tennessee, for the foreseeable future. Our current management team believes this singular focus will facilitate the revenue generation process more quickly and cost-effectively by focusing on our limited resources.

As of the filing date of this Quarterly Report, we have ceased all operations relating to our prior business and are focused on executing our adjusted business plan for our current business. Since our current business has a limited history of generating revenues or operating successfully, we will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions, including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly, or annual basis. We will have limited capital available to us if we are unable to raise money through private equity offerings or find alternate forms of financing, which we do not have in place at this time.

Off Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements.

Going Concern

As of September 30, 2023, we had a working capital deficit of $17,024,770. We had a net loss from continuing operations of $5,058,302 for the three months ended September 30, 2023. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we commence our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

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

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of our fiscal year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	02/11/2021
3.2	Certificate of Amendment	S-1	3.2	02/11/2021
3.3	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.4	Certificate of Designation of Series C Convertible Preferred Stock	8-K	3.1	07/05/2022
3.5	Amended and Restated Bylaws	8-K	3.1	10/04/2022
4.1	Common Stock Warrant of KeyStar Corp. issued to Excel Family Partners, LLP, dated July 18, 2023	8-K	4.1	07/24/2023
4.2	Form of Convertible Promissory Note of KeyStar Corp.	8-K	4.1	08/29/2023
4.3	Common Stock Warrant of KeyStar Corp. issued to Excel Family Partners, LLP, dated September 14, 2023	8-K	4.1	09/19/2023
10.1	Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated July 18, 2023 made by KeyStar Corp.	8-K	10.1	07/24/2023
10.2	Form of Convertible Note Purchase Agreement of KeyStar Corp	8-K	10.1	08/29/2023
10.3	Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated September 14, 2023 made by KeyStar Corp.	8-K	10.1	09/19/2023
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTAR CORP.
(Registrant)

Date: April 19, 2024

By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial Officer)

