Form 10-Q
period 2023-12-31
KeyStar Corp.
filed 2024-04-25
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of April 25, 2024, was 67,821,632 shares, par value $0.0001 per share.

KeyStar Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of December 31, 2023 (unaudited), and June 30, 2023;

F-3	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2023, and 2022 (unaudited);

F-4	Condensed consolidated Statement of Stockholders’ Equity (Deficit) for the three and six month periods ended December 31, 2023, and 2022 (unaudited);

F-6	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2023, and 2022 (unaudited);

F-7	Notes to Condensed Consolidated Financial Statements.

1

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(unaudited)
ASSETS

Current assets:
Cash	$29,399	$333,974
Cash reserved for users	245,406	21,422
Prepaid expenses and other current assets	622,640	1,194,288
Total current assets	897,445	1,549,684

Other assets:
Equipment, net	2,983	3,813
Intangible assets, net	7,422,829	8,067,198
Debt issuance costs, net	2,933,429	5,672,151
Security deposit	9,683	9,683
Total other assets	10,368,924	13,752,845

Total assets	$11,266,369	$15,302,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,740,962	$1,219,018
Accrued expenses - related party	15,518	323,904
Players balances	1,371,421	134,946
Notes payable – current	963,247	1,189,694
Notes payable - related party, net of discount	30,000	1,306,655
Convertible notes – current	85,407	-
Line of credit - related party	1,135,000	3,851,877
Derivative liability	2,132,827	6,859,452
Total current liabilities	7,474,382	14,885,546

Long-term liabilities:
Notes payable - long-term	850,000	850,000
Total long-term liabilities	850,000	850,000

Total liabilities	8,324,382	15,735,546

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	December 31, 2023	June 30, 2023
	(unaudited)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of December 31, 2023, and June 30, 2023, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of December 31, 2023, and June 30, 2023, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 2,499,998 and 2,499,998 shares issued and outstanding as of December 31, 2023, and June 30, 2023, respectively	250	250

Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,821,632 and 41,905,000 shares issued and outstanding as of December 31, 2023, and June 30, 2023, respectively	6,782	4,191
Additional paid-in capital	29,888,878	12,669,930
Accumulated deficit	(26,965,616)	(13,119,081)
Total stockholders’ equity (deficit)	2,941,987	(433,017)

Total liabilities and stockholders’ equity (deficit)	$11,266,369	$15,302,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022 (Restated)	2023	2022 (Restated)

Gaming loss, net	$(610,199)	$-	$(828,822)	$-

Costs of gaming revenue, net	504,749	-	909,993	-

Net gaming loss	(1,114,948)	-	(1,738,815)	-

Operating expenses:
Salaries and wages	1,740,189	1,218,856	2,555,530	3,082,499
Depreciation and amortization	438,593	1,640	871,020	1,640
Sales and marketing	1,911,180	52,566	3,127,249	131,132
General and administrative	663,553	333,156	1,371,554	730,827

Total operating expenses	4,753,515	1,606,218	7,925,353	3,946,098

Other income (expense):
Other income	-	-	-	5,011
Loss on change in fair value of derivative	(721,819)	-	(392,584)	-
Loss on extinguishment of debt	(798,873)	-	(798,873)	-
Interest expense	(56,091)	-	(95,342)	-
Interest expense - related party	(1,342,987)	(20,354)	(2,895,568)	(27,770)

Total other income (expense)	(2,919,770)	(20,354)	(4,182,367)	(22,759)

Net loss from continuing operations, net of income taxes	(8,788,233)	(1,626,572)	(13,846,535)	(3,968,857)

Net income (loss) from discontinued operations, net of income taxes	-	-	-	(9,380)
Net loss	$(8,788,233)	$(1,626,572)	$(13,846,535)	$(3,978,237)
Net loss per common share - basic and diluted	$(0.21)	$(0.04)	$(0.33)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	42,750,108	39,230,000	42,327,554	36,075,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$-	$(13,119,081)	$(433,017)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	112,720	-	-	112,720

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,753,037	-	-	1,753,037

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,058,302)	(5,058,302)

Balance, September 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$14,535,687	$-	$(18,177,383)	$(3,625,562)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	78,374	-	-	78,374

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,555,085	-	-	1,555,085

Issuance of common stock upon conversion of debt	-	-	-	-	-	-	25,916,632	2,591	12,955,725	-	-	12,958,316

Warrant granted for consulting services	-	-	-	-	-	-	-	-	764,007	-	-	764,007

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(8,788,233)	(8,788,233)

Balance, December 31, 2023	-	$-	11,693	$11,693	2,499,998	$250	67,821,632	$6,782	$29,888,878	-	$(26,965,616)	$2,941,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2022 (Restated)	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$327,435	$(102,760)	$(775,205)	$(535,590)

Receipt of cash from issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760

Purchase and redemption of Preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)

Issuance of Common stock for cash	-	-	-	-	-	-	1,430,000	143	1,429,857	-	-	1,430,000

Issuance of Common stock for acquisition of certain assets of ZenSports	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000

Issuance of Common stock for acquisition of certain assets of Ultimate Gamer	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436

Issuance of preferred stock for cash	-	-	-	-	2,166,665	217	-	-	649,783	-	-	650,000

Issuance of preferred stock as Compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,351,666)	(2,351,666)

Balance, September 30, 2022 (Restated)	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$8,977,353	$-	$(3,126,871)	$5,866,680

Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	74,500	-	-	74,500

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,626,572)	(1,626,572)

Balance, December 31, 2022 (Restated)	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$9,051,853	-	$(4,753,443)	$4,314,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,846,535)	$(3,978,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assignment of assets	-	(4,698)
Amortization of debt issuance costs – related party	1,955,831	-
Depreciation and amortization	871,020	1,640
Impairment of intangible assets	-	48,533
Fair value of vested incentive stock options	191,094	-
Non-cash compensation, related party	-	111,240
Non-cash compensation	764,007	-
Discount on related party note payable	323,345	-
Loss on extinguishment of debt	798,873	-
Loss on change in fair value of derivative	392,584	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	571,646	(45,789)
Accounts payable and accrued expenses	521,946	858,705
Accounts payable and accrued expenses - related party	239,466	14,987
Players balances	1,236,475	57,918
Net cash used in operating activities	(5,980,248)	(2,935,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(4,980)
Cash paid for capitalized software	(225,821)	(261,865)
Cash paid for acquisition of assets of ZenSports	-	(750,000)
Net cash used in investing activities	(225,821)	(1,016,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable, related party	-	(35,000)
Cash paid for repurchase of preferred stock	-	(22,000)
Proceeds from issuance of common stock	-	1,430,000
Proceeds from issuance of Series C convertible preferred stock	-	650,000
Proceeds from line of credit, related party	5,501,925	1,832,584
Proceeds from convertible notes	850,000	-
Repayments of note payable, current	(226,447)	-
Cash received in satisfaction of stock subscriptions receivable	-	102,760
Net cash provided by financing activities	6,125,478	3,958,344

NET CHANGE IN CASH	(80,591)	5,798

CASH AT BEGINNING OF PERIOD	355,396	66,241

CASH AT END OF PERIOD	$274,805	$72,039

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:
CASH	$29,399	$72,039
CASH RESERVED FOR USERS	245,406	-
CASH AT END OF PERIOD	$274,805	$72,039

SUPPLEMENTAL INFORMATION:
Interest paid	$34,000	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of assets of ZenSports Inc.	$-	$6,500,000
Common stock issued for acquisition of assets of Ultimate Gamer, LLC	$-	$56,436
Common stock issued upon conversion of debt	$10,366,653	-
Derivative and warrants issued for deferred financing costs	$1,404,771	-
Payoff of related party note payable with related party line of credit	$1,760,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – OVERVIEW AND ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

KeyStar Corp. (the “Company,” “we,” “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as KeyStar Corp. The Company has two wholly owned subsidiaries, one was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc., the second KeyStar TN LLC was formed on December 9, 2022.

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

On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, the chairman of our board of directors, to acquire certain assets of Excel Members, LLC. Excel Members, LLC acquired certain assets of a company, Ultimate Gamer, LLC, which was formerly an Esports tournament company, through the assignment for the benefit of the creditor’s court process. See Notes 3 and 12.

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

Operating results for the three and six month periods ended December 31, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The condensed balance sheet at June 30, 2023, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Restatement of Previously Issued Financials

During fiscal 2023, the Company completed its final valuation of the assets purchased from ZenSports on August 26, 2022. Management determined that the value of the assets purchased were understated during the three months ended December 31, 2022 for asset acquisition costs initially expensed, and overstated during the six months ended December 31, 2022 for expenses that were initially included as part of the asset purchase. The value of the assets reflected in the June 30, 2023 audited financial statements was recorded based on this final valuation. See below for adjustments needed for the interim three month and six month periods ended December 31, 2022.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim period ending December 31, 2022, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period interim financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the December 31, 2022 consolidated financial statements in accordance with FASB ASC 250-10-45-23.

	For the three months ended December 31, 2022		For the three months ended December 31, 2022	For the six months ended December 31, 2022		For the six months ended December 31, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Salaries and wages	$1,218,858	$(2)	$1,218,856	$2,051,908	$1,030,591	$3,082,499
General and administrative	$414,563	$(81,407)	$333,156	$903,063	$(172,236)	$730,827
Total net loss	$(1,707,972)	$81,401	$(1,626,571)	$(3,119,027)	$(859,210)	$(3,978,237)
Net loss per common share – basic and diluted	$(0.04)	$(0.00)	$(0.04)	$(0.09)	$(0.02)	$(0.11)

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2023, the Company had a working capital deficit of $6,576,937, and an accumulated deficit of $26,965,616. The Company had a net loss from continuing operations of $13,846,535 and negative cash flows of $5,980,248 from operations for the six months ended December 31, 2023. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. At December 31, 2023, the Company’s cash balance did not exceed the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by KeyStar TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of December 31, 2023 and June 30, 2023, approximately $245,000 and $135,000 was reserved for users.

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

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company performed a qualitative test as of June 30, 2023, and determined that the common control developed technology and trademarks acquired would no longer be invested in and would not be generating cash flows for the foreseeable future. Impairment charges of $48,533 related to these intangible assets were expensed (See Notes 3 and 4). The Company did not record any impairment charges related to intangibles assets during the three or six months ended December 31, 2023.

Lease Commitments

The Company has no long-term lease commitments. On October 1, 2023, the Company entered into a lease for office space in Miami, Florida. The lease expires on October 31, 2024, and has a minimum monthly lease payment of $6,500. Rental expense for the three and six months ended December 31, 2023 was $23,036 and $44,688, respectively.

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

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the six months ended December 31, 2023, or 2022.

Description	Total fair value at December 31, 2023	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$2,132,827	$-	$-	$2,132,827

Description	Total fair value at June 30, 2023	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$6,859,452	$-	$-	$6,859,452

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2023, and June 30, 2023, the Company had a derivative liability of $2,132,827 and $6,859,452, respectively.

Players Balances

Players balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of December 31, 2023 and June 30, 2023, are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. During May 2023, the Company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances.

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

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the six months ended December 31, 2023, and 2022, the Company recognized sales of products $0 and $536, respectively.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended December 31, 2023 and 2022, advertising costs calculated in accordance with U.S. GAAP were $1,878,156 and $27,858, respectively. During the six months ended December 31, 2023 and 2022, advertising costs calculated in accordance with U.S. GAAP were $3,068,166 and $44,313, respectively.

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

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2023 and June 30, 2023 the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the six months ended December 31, 2023	For the year ended June 30, 2023
Stock Options	6,250,000	6,500,000
Series A Preferred Shares	-	-
Series B Preferred Shares	1,169,300	1,169,300
Series C Preferred Shares	8,333,327	8,333,327
Warrants	11,043,479	5,600,000
Shares issuable upon conversion of convertible notes	2,125,000	-
Shares issuable upon conversion of line of credit	2,851,812	17,130,907
Total potentially dilutive shares	31,772,918	38,733,534

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

The Company’s equipment consisted of the following as of:

	December 31, 2023	June 30, 2023
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	1,997	1,167
Equipment, net	$2,983	$3,813

Depreciation expense of equipment during the three months ended December 31, 2023, and 2022 was $415 and $515, respectively. Depreciation expense of equipment during the six months ended December 31, 2023, and 2022 was $830 and $515, respectively.

NOTE 3 - LONG LIVED INTANGIBLE ASSETS

The Zensports, Inc. assumed developed technology and trademark were recorded and allocated using relative fair value, based on a third-party valuation in accordance with the provisions of ASC 350 of the acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. There was no impairment recorded for these assets during the three and six months ended December 31, 2023, or the year that ended June 30, 2023. See Note 1.

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

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the three and six months ended December 31, 2023, and 2022, respectively. See Note 1.

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	December 31, 2023	June 30, 2023
Developed technology	$7,747,459	$7,521,638
Tradenames and trademarks	560,999	560,999
Gaming licenses	135,837	135,837
Impairment charges	(48,533)	(48,533)
Total	8,395,762	8,169,941
Less: accumulated amortization	(972,933)	(102,743)
Net carrying value	$7,422,829	$8,067,198

Amortization expense of business intellectual property for three months ended December 31, 2023, and 2022, was $411,224 and $0, respectively. Amortization expense of tradenames for the three months ended December 31, 2023, and 2022, was $26,955 and $0, respectively. Amortization expense of business intellectual property for six months ended December 31, 2023, and 2022, was $816,280 and $0, respectively. Amortization expense of tradenames for the six months ended December 31, 2023, and 2022, was $53,910 and $0, respectively. Amortization expense is included in the statement of operations.

NOTE 4 - PLAYERS BALANCES

Players balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. During May 2023, the Company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances. Players balances were $1,371,421 and $134,946 as of December 31, 2023 and June 30, 2023, respectively.

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

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen as per the terms of the assignment and assumption agreement. The waiver of accrued interest has been recorded in the statement of operations as part of the gain (loss) on assignment of assets for the six months ended December 31, 2022.

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

As of December 31, 2023, and June 30, 2023, the principal balance is $30,000 and $30,000 and accrued interest is $8,996 and $7,496, respectively. The interest expense for the three months ended December 31, 2023 and 2022 was $750 and $750, respectively. The interest expense for the six months ended December 31, 2023 and 2022 was $1,500 and $1,500, respectively.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The Note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the Note; and (ii) a balloon payment for the balance of the Note is due by the earlier of the 24-month anniversary of the Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. The outstanding principal balance at December 31, 2023, is $1,700,000, with $850,000 being classified as Note Payable- Current on the balance sheet, and accrued interest is $72,176. The interest expense for the six months ended December 31, 2023 and 2022 is $43,665 and $0, respectively. The interest expense for the three months ended December 31, 2023 and 2022 is $21,969 and $0, respectively. See Notes 1, 10 and 13.

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

The note payable the warrants were issued in a single transaction and as such were allocated among the among the freestanding instruments identified. The warrants were valued by the Company using the Black-Scholes option pricing model with the allocated fair value of $485,017 recorded as a note discount to be amortized over the 6 month life of the note.

On September 14, 2023, the principal balance of $1,600,000 and the flat funding fee of $160,000 was paid in full by the fourth amended line of credit with Excel Family Partners, LLLP (See Note 7).

On May 24, 2023, the Company entered into a short term note payable with a premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $434,250 at an annual percentage rate of 8.88%. After a down payment of $72,994 was made upon execution of the Note, ten monthly payments remained in the amount of $37,744 each. The final monthly payment is due on March 24, 2024. The balance of this Note was $113,247 as of December 31, 2023, and is included as part of Notes Payable – Current in the balance sheet.

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

As of the date of the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note, the aggregate outstanding principal balance of all loans was $6,888,801, which includes: (i) the outstanding principal balance under the Former Note of $4,251,877 as of July 24, 2023; (ii) the $500,000 borrowed under the Former Note on August 17, 2023; (iii) conversion of all accrued and unpaid interest under the Former Note through September 13, 2023 in the amount of $376,924; and (iv) the $1,760,000 borrowed under the Note as of September 14, 2023 to pay in full the bridge loan evidenced by the Promissory Note, dated May 5, 2023, in the principal amount of $1,600,000 made by Excel to the Company and the related funding fee due and owing in connection with such bridge loan. See Note 6. On September 15, 2023, the Company borrowed an additional $250,000 under the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note.

On December 27, 2023, a total of $1,540,000 of the principal amount due under the Former Note was assigned from Excel to eight (8) third parties (each, a “Debt Assignee”) pursuant to an Assignment and Assumption for each Debt Assignee. The following day, the Company received a total of nine (9) Conversion Notices which elected, in aggregate, that a total of $10,366,653 of indebtedness under the Former Note be converted at a conversion price of $0.40 per Share (based on the sale by the Company of Shares within the last two years at $0.50 per share multiplied by 80%) into 25,916,632 Shares (the “Conversion Shares”). Excel converted $8,826,653 into 22,066,632 Conversion Shares. The Debt Assignees, collectively, converted $1,540,000 into an aggregate of 3,850,000 Conversion Shares. See Note 9.

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

On December 29, 2023, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $2,000,000 (the “Note”). The Note amends and restates that certain Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on September 14, 2023 in the principal amount of not more than $10,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. In connection with entering into the Note payable agreement, the Company issued Excel a Common Stock Warrant to purchase 2,460,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through September 13, 2028, on either a cash or cashless basis. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

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

The following are the significant assumptions used in the Black-Scholes model for the warrants:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 27, 2023	153.5%	3.83%	0%	4.71

At December 31 2023, the remaining unamortized debt issuance costs were $2,933,427. $1,020,584 and $1,955,831 of amortization was included in interest expense during the three and six months ended December 31, 2023.

NOTE 8 – DERIVATIVE LIABILITIES

On February 24, 2023, July 18, 2023 and September 14, 2023,the Company entered into the second, third and fourth amended and restated discretionary non-revolving line of credit demand notes (“LOC”) with a common control owner (See Note 7). On August 23, 2023, August 28, 2023 and September 1, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with three unrelated parties (See Note 5). The LOC and Convertible Promissory Notes contain conversion options that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives.

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended December 31, 2023:

Balance at June 30, 2023	$6,859,452
Embedded conversion option of convertible debt	2,169,365
Derivative liability extinguished upon conversion of debt (Note 7)	(7,288,574)
Change in the fair value of the embedded conversion option	392,584
Balance at December 31, 2023	$2,132,827

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2023	108-114%	4.20-5.18%	0%	.5-2
At December 31, 2023	64.20% - 68.90%	4.42% - 4.60%	0%	1.34 – 1.67

On December 28, 2023, upon the conversion of the line of credit of $10,366,653 into common shares, derivative liabilities of $7,288,574 and unamortized debt issuance costs related to the line of credit in the amount of $5,495,785 were extinguished. A loss on extinguishment of $798,874 was recorded on the statement of operations for the three and six months ended December 31, 2023, respectively. See Notes 7 and 9.

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

Series A Convertible Preferred Stock

On August 30, 2022, the Series A shares owned by TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. During the six months ended December 31, 2023, there were no issuances of Series A Convertible Preferred Stock. As at December 31, 2023 and June 30, 2023, no shares were outstanding.

Series B Convertible Preferred Stock

During the six months ended December 31, 2023 and 2022, there were no issuances of Series B Convertible Preferred Stock and as at December 31, 2023 and June 30, 2023, 11,693 and 11,693 shares were outstanding.

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

On December 28, 2023, a total of 25,916,632 shares of common stock were issued upon conversion of $10,366,653 notes payable. See Note 7. The fair market value of the total shares issued was $12,958,316 based on the most recent sales price of common stock ($.50 per share). A loss on conversion of debt in the amount of $2,591,663 was recorded on the statement of operations. See Note 8.

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

Below is a table summarizing the changes in stock options outstanding for the six months ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at June 30, 2023	3,250,000	$0.50
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	125,000	0.50
Outstanding at December 31, 2023	3,125,000	$0.50
Exercisable at December 31, 2023	1,231,944	$0.50

A total of 125,000 stock options were forfeited on September 15, 2023 as per the terms of a separation agreement with the former Chief Financial Officer.

As of December 31, 2023, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 2,835,000 unissued shares of common stock available for future issuance under the 2023 Plan.

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

On November 2, 2023, the Board appointed Walter Tabaschek as the new Chief Financial Officer, Principal Financial and Accounting Officer and Treasurer of the Company. Tabaschek’s employment began on November 17, 2023. The Company did not enter into an Employment Agreement with Tabaschek. He received a simple offer letter stating that he will receive an annual salary of $275,000 and he would soon be granted options to purchase up to 350,000 shares of the Company’s common stock pursuant to the terms and conditions of the Company’s stock plan. He was also eligible to participate in the Company’s other benefit plans.

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

A total of $10,366,653 of indebtedness under the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note was converted into shares of common stock (the “Shares”) at a conversion price of $0.40 per Share (based on the sale by the Company of Shares within the last two years at $0.50 per share multiplied by 80%) on December 28, 2023. See Note 9.

On December 29, 2023, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $2,000,000 and granted a common stock warrant exercisable up to 2,460,000 shares of the Company’s common stock. See Notes 6, 7, 8 and 9.

On September 12, 2022, we entered into an asset purchase agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors, to acquire certain assets of a company acquired previously by Excel through an assignment for the benefit of creditors. Ultimate Gamer, LLC (“UG”), which was formerly in the business of organizing and operating in-person and online video game competitions tournaments, originally owned these assets. The purchased assets included the brand name Ultimate Gamer.

We purchased a portion of UG assets, consisting primarily of intellectual property, including trademarks, domain name registrations, and UG’s databases of users and gamers for 1,500,000 shares of our common stock. See Notes 3 and 9.

Other related party transactions:

On July 11, 2022, the Company sold 833,332 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $250,000 to Zen SRQ LLC, a company where a former member of the board of directors owns a 25% non-controlling interest.

Effective January 1, 2023, the Company assumed the office lease of a related party, ZenSports, Inc. The lease expired on September 30, 2023, and had a monthly lease payment of $6,500.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2023, to the date, these financial statements were issued, and as of April 24, 2024, there were no other material subsequent events to disclose in these financial statements.

On February 4, 2024, the entered into a lease for office space in Sarasota, Florida. The lease expires on February 1, 2025, and has a monthly lease payment of $1,600.

On January 8, 2024 the Company sold 400,000 of common stock to an unrelated party for cash proceeds of $300,000.

On February 19, 2024, the Company entered into a first amendment to the $1,700,000 promissory note with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC. As per the amendment, $425,000 was paid on February 27, 2024 and equal monthly payments of principal and interest of $59,665 shall be paid to Mr. Linss monthly, beginning on April 1, 2024 for a period of twenty-four months. The amended maturity date of the note is the earliest of (a) April 1, 2026, (b) upon the occurrence of an uplisting, the fifth day after the occurrence of the uplisting, or (c) upon the occurrence of a change of control. All other terms of the original note remain the same.

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

On April 24, 2024, the Company borrowed an additional $475,000 under that certain Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note entered into with Excel Family Partners, LLLP on December 29, 2023 in the principal amount of not more than $2,000,000 (the “Note”). As of April 24, 2024, the aggregate outstanding principal balance of all loans under the Note is $5,685,000.

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

Overview

As used in this Quarterly Report and unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” mean KeyStar Corp., a Nevada corporation formed on April 16, 2020.

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

Results of Operations for the Three Months Ended December 31, 2023, and 2022

During the three months ended December 31, 2023, and 2022, we incurred net losses from continuing operations of $8,788,233 and $1,626,572, respectively.

For the three months ended December 31, 2023 and 2022, we lost $610,199 and $0 in revenues from our continuing operations. Losses from continuing operations consisted of sports betting losses which commenced in June of 2023 upon the approval of our gaming license.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for interest expense – related party of $1,342,987 and $20,354, respectively, related to the related party demand line of credit debt, interest expense on notes payable of $56,091 and $0, respectively, loss on extinguishment of debt of $798,873 and $0, respectively, and a loss of $721,819 and $0, respectively, on the change in fair value of derivatives for the three months ended December 31, 3023 and 2022.

Results of Operations for the Six Months Ended December 31, 2023, and 2022

During the six months ended December 31, 2023, and 2022, we incurred net losses from continuing operations of $13,846,535 and $3,978,237, respectively, and net losses from discontinued operations of $0 and $9,380, respectively.

For the six months ended December 31, 2023 and 2022, we lost $828,822 and $0 in revenues from our continuing operations. Losses from continuing operations consisted of sports betting losses which commenced in June of 2023 upon the approval of our gaming license.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for interest expense – related party of $2,895,567 and $27,770, respectively, related to the related party demand line of credit debt, interest expense on notes payable of $95,342 and $0, respectively, loss on extinguishment of debt of $798,873 and $0, respectively, and a loss of $392,584 and $0, respectively, on the change in fair value of derivatives for the six months ended December 31, 3023 and 2022.

The assets and liabilities of our discontinued operations for the six months ended December 31, 2022 have been adjusted to reflect the assignment to TopSight Corporation and are included in gain on assignment of assets in the statement of operations.

Revenues, cost of revenues, and operating expenses from our prior business were all related to sales of KN95 masks and similar products, and convention services, and resulted in a net income (loss) from discontinued operations, net of income taxes of $0 and $(9,380) for the six months ended December 31, 2023, and 2022, respectively.

During the six months ended December 31, 2022, we closed two asset acquisitions. We funded these activities by securing funding of $650,000 for the issuance of 2,166,665 shares of our Series C Convertible Preferred Stock, an aggregate of $1,430,000 from the issuance of 1,430,000 shares of our common stock from private placements, and from an increase in our related party demand line of credit from $4,000,000 to $10,000,000 on which we drew down $1,832,584 in principal borrowings.

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

As of December 31, 2023, we had total current assets of $897,445, total current liabilities of $7,474,382, and a total working capital deficit of $6,576,937. Net cash used in operating activities was $5,980,248 during the six months ended December 31, 2023, compared to $2,935,701 during the six months ended December 31, 2022. The increase in the use of cash in operating activities is principally the result of a $1,683,713 increase in net operating assets and liabilities and an increase in non-cash transactions of $5,140,038, offset by an increase in a net loss of $9,868,298. The increase in net loss is primarily a result of commencing operations.

Net cash used in investing activities decreased by $791,024 during the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The decrease is primarily the result of the acquisition of certain assets of ZenSports and Ultimate Gamer during the six months ended December 31, 2022.

Net cash provided by financing activities increased by $2,167,134 during the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The increase is primarily due to the increased draws from the related party line of credit and the issuance of convertible notes during the six months ended December 31, 2023 and is partially offset by the shares of common stock and preferred stock during the six months ended December 31, 2022.

We were incorporated on April 16, 2020. Since inception, our efforts and operations from our prior business to the date of disposition have been devoted primarily to startup and development activities, resulting in negative cash flows and an accumulated deficit from inception through disposition on September 15, 2022. During the six months ended December 31, 2022, we closed on acquisitions of certain assets of ZenSports and Ultimate Gamer and divested our prior business.

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

Off Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

Going Concern

As of December 31, 2023, we had a working capital deficit of $6,576,937. We had a net loss from continuing operations of $13,846,535 for the six months ended December 31, 2023. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we commence our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

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

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of our fiscal year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	02/11/2021
3.2	Certificate of Amendment	S-1	3.2	02/11/2021
3.3	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.4	Certificate of Designation of Series C Convertible Preferred Stock	8-K	3.1	07/05/2022
3.5	Amended and Restated Bylaws	8-K	3.1	10/04/2022
10.1	Consulting Agreement between KeyStar Corp. and Mark Thomas, dated November 1, 2023	8-K	10.1	11/06/2023
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTAR CORP.
(Registrant)

Date: April 25, 2024
By:	/s/ James Mackey
James Mackey Chief Financial Officer (Principal Financial Officer)

