Form 10-Q
period 2024-03-31
KeyStar Corp.
filed 2024-05-13
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of May 13, 2024, was 68,221,632 shares, par value $0.0001 per share.

KeyStar Corp.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited), and June 30, 2023;

F-3	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2024, and 2023 (unaudited);

F-4	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine month periods ended March 31, 2024, and 2023 (unaudited);

F-6	Condensed Consolidated Statements of Cash Flow for the nine months ended March 31, 2024, and 2023 (unaudited);

F-7	Notes to Condensed Consolidated Financial Statements.

1

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(unaudited)
ASSETS

Current assets:
Cash	$142,440	$333,974
Cash reserved for users	479,658	21,422
Prepaid expenses and other current assets	285,024	1,194,288
Total current assets	907,122	1,549,684

Other assets:
Equipment, net	2,568	3,813
Intangible assets, net	7,103,867	8,067,198
Debt issuance costs, net	2,131,801	5,672,151
Security deposit	12,237	9,683
Total other assets	9,250,473	13,752,845

Total assets	$10,157,595	$15,302,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,704,244	$1,219,018
Accrued expenses - related party	141,948	323,904
Players balances	539,368	134,946
Notes payable – current	654,359	1,189,694
Notes payable - related party, net of discount	30,000	1,306,655
Convertible notes – current	85,407	-
Line of credit - related party	4,810,000	3,851,877
Derivative liability	2,085,839	6,859,452
Total current liabilities	10,051,165	14,885,546

Long-term liabilities:
Notes payable - long-term	620,664	850,000
Total long-term liabilities	620,664	850,000

Total liabilities	10,671,829	15,735,546

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	March 31, 2024	June 30, 2023
	(unaudited)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 2,499,998 and 2,499,998 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	250	250

Common stock, $0.0001 par value, 475,000,000 shares authorized, 68,221,632 and 41,905,000 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	6,822	4,191
Additional paid-in capital	30,247,273	12,669,930
Accumulated deficit	(30,780,272)	(13,119,081)
Total stockholders’ equity (deficit)	(514,234)	(433,017)

Total liabilities and stockholders’ equity (deficit)	$10,157,595	$15,302,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023 (as restated)	2024	2023 (as restated)

Gaming loss, net	$(187,774)	$-	$(1,016,596)	$-

Costs of gaming revenue, net	181,971	-	1,091,964	856

Net gaming loss	(369,745)	-	(2,108,560)	(856)

Operating expenses:
Salaries and wages	877,314	1,569,599	3,432,844	4,652,099
Depreciation and amortization	451,877	1,935	1,322,897	3,575
Sales and marketing	266,352	35,252	3,393,601	165,527
General and administrative	906,649	483,613	2,278,203	1,214,441

Total operating expenses	2,502,192	2,090,399	10,427,545	6,035,642

Other income (expense):
Other income (expense)	-	(3,829)	-	1,182
Gain (loss) on change in fair value of derivative	46,987	(1,073,962)	(345,597)	(1,073,962)
Loss on extinguishment of debt	-	-	(798,873)	-
Interest expense	(61,649)	(7,701)	(156,991)	(7,701)
Interest expense - related party	(928,057)	(658,414)	(3,823,625)	(686,184)

Total other income (expense)	(942,719)	(1,743,906)	(5,125,086)	(1,766,665)

Net loss from continuing operations, net of income taxes	(3,814,656)	(3,834,305)	(17,661,191)	(7,803,163)

Net income (loss) from discontinued operations, net of income taxes	-	-	-	(9,380)
Net loss	$(3,814,656)	$(3,834,305)	$(17,661,191)	$(7,812,543)
Net loss per common share - basic and diluted	$(0.06)	$(0.10)	$(0.35)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	68,146,907	39,434,444	50,871,412	37,178,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$-	$(13,119,081)	$(433,017)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	112,720	-	-	112,720

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,753,037	-	-	1,753,037

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,058,302)	(5,058,302)

Balance, September 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$14,535,687	$-	$(18,177,383)	$(3,625,562)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	78,374	-	-	78,374

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,555,085	-	-	1,555,085

Issuance of common stock upon conversion of debt	-	-	-	-	-	-	25,916,632	2,591	12,955,725	-	-	12,958,316

Warrant granted for consulting services	-	-	-	-	-	-	-	-	764,007	-	-	764,007

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(8,788,233)	(8,788,233)

Balance, December 31, 2023	-	$-	11,693	$11,693	2,499,998	$250	67,821,632	$6,782	$29,888,878	-	$(26,965,616)	$2,941,987

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	58,435	-	-	58,435

Common stock issued for cash	-	-	-	-	-	-	400,000	40	299,960	-	-	300,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(3,814,656)	(3,814,656)

Balance, March 31, 2024	-	$-	11,693	$11,693	2,499,998	$250	68,221,632	$6,822	$30,247,273	-	$(30,780,272)	$(514,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2022	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$327,435	$(102,760)	$(775,205)	$(535,590)

Receipt of cash from issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760

Purchase and redemption of Preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)

Issuance of Common stock for cash	-	-	-	-	-	-	1,430,000	143	1,429,857	-	-	1,430,000

Issuance of Common stock for acquisition of certain assets of ZenSports	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000

Issuance of Common stock for acquisition of certain assets of Ultimate Gamer	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436

Issuance of preferred stock for cash	-	-	-	-	2,166,665	217	-	-	649,783	-	-	650,000

Issuance of preferred stock as Compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,351,666)	(2,351,666)

Balance, September 30, 2022	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$8,977,353	$-	$(3,126,871)	$5,866,680

Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	74,500	-	-	74,500

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,626,572)	(1,626,572)

Balance, December 31, 2022	-	$-	11,693	$11,693	5,813,331	$582	39,230,000	$3,923	$9,051,853	-	$(4,753,443)	$4,314,608

Common stock issued for cash	-	-	-	-	-	-	2,225,000	222	1,112,278	-	-	1,112,500

Deemed dividend on purchase of Preferred Series C Stock	-	-	-	-	(3,313,333)	(331)	-	-	(993,669)	-	(1,006,000)	(2,000,000)
Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	782,760	-	-	782,760
Fair value of warrant issued as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,736,168	-	-	1,736,168

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(3,834,305)	(3,834,305)

Balance, March 31, 2023 (Restated)	-	$-	11,693	$11,693	2,499,998	$250	41,455,000	$4,146	$11,689,390	-	$(9,593,748)	$2,111,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,
	2024	2023 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,661,191)	$(7,812,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assignment of assets	-	(4,698)
Amortization of debt issuance costs – related party	2,757,460	542,419
Depreciation and amortization	1,322,897	3,575
Impairment of intangible assets	-	48,533
Loss on sale of equipment	-	3,830
Fair value of vested incentive stock options	249,530	-
Non-cash compensation, related party	-	894,000
Non-cash compensation	764,007	-
Discount on related party note payable	323,345	-
Loss on extinguishment of debt	798,873	-
Loss on change in fair value of derivative	345,597	1,073,962
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	906,709	(36,676)
Accounts payable and accrued expenses	485,227	721,296
Accounts payable and accrued expenses - related party	365,896	103,353
Players balances	404,422	74,528
Net cash used in operating activities	(8,937,228)	(4,388,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(4,980)
Proceeds from sale of equipment	-	3,500
Cash paid for capitalized software	(358,322)	(541,636)
Cash paid for capitalized gaming license	-	(185,418)
Cash paid for acquisition of assets of ZenSports	-	(750,000)
Net cash used in investing activities	(358,322)	(1,478,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for repurchase of preferred stock	-	(22,000)
Cash paid for purchase of Series C convertible preferred stock	-	(300,000)
Proceeds from issuance of common stock	300,000	2,542,500
Proceeds from issuance of Series C convertible preferred stock	-	650,000
Proceeds from line of credit, related party	9,176,924	3,685,337
Repayment of note payable, related party	-	(35,000)
Proceeds from convertible notes	850,000	-
Repayments of note payable, current	(764,672)	-
Cash received in satisfaction of stock subscriptions receivable	-	102,760
Net cash provided by financing activities	9,562,252	6,623,597

NET CHANGE IN CASH	266,702	756,642

CASH AT BEGINNING OF PERIOD	355,396	66,241

CASH AT END OF PERIOD	$622,098	$822,883

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:
CASH	$142,440	$822,883
CASH RESERVED FOR USERS	479,658	-
CASH AT END OF PERIOD	$622,098	$822,883

SUPPLEMENTAL INFORMATION:
Interest paid	$59,500	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of assets of ZenSports Inc.	$-	$6,500,000
Common stock issued for acquisition of assets of Ultimate Gamer, LLC	$-	$56,436
Common stock issued upon conversion of debt	$10,366,653	-
Note payable issued for purchase of Series C convertible preferred stock	$-	$1,700,000
Derivative and warrants issued for deferred financing costs	$1,404,771	$7,624,859
Payoff of related party note payable with related party line of credit	$1,760,000	$-
Deemed dividends on purchase of Series C convertible preferred stock	$-	$1,006,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Operating results for the three and nine month periods ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The condensed balance sheet at June 30, 2023, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Restatement of Previously Issued Financials

During fiscal 2023, the Company completed its final valuation of the assets purchased from ZenSports on August 26, 2022. Management determined that the value of the assets purchased were understated during the three months ended March 31, 2023 for asset acquisition costs initially expensed, and overstated during the nine months ended March 31, 2023 for expenses that were initially included as part of the asset purchase. The value of the assets reflected in the June 30, 2023 audited financial statements was recorded based on this final valuation.

Also, during fiscal 2023, Management determined that the debt issuance costs related to the 2nd amendment of the related party demand line of credit were improperly expensed upon the date of the amendment as opposed to capitalized and amortized over the expected life of the debt.

See below for adjustments needed for the interim three month and nine month periods ended March 31, 2023.

In evaluating whether the previously issued Condensed Consolidated Financial Statements were materially misstated for the interim period ending March 31, 2023, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period interim financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the March 31, 2023 condensed consolidated financial statements in accordance with FASB ASC 250-10-45-23.

	For the three months ended March 31, 2023		For the three months ended March 31, 2023	For the nine months ended March 31, 2023		For the nine months ended March 31, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Salaries and wages	$1,569,599	$-	$1,569,599	$3,621,506	$1,030,593	$4,652,099
General and administrative	$453,346	$30,267	$483,613	$1,356,411	$(141,970)	$1,214,441
Loss on extinguishment of debt	$(7,624,859)	$7,082,440	$(542,419)	$(7,624,859)	$7,082,440	$(542,419)
Total net loss	$(10,886,866)	$7,052,563	$(3,834,303)	$(14,005,893)	$6,193,351	$(7,812,542)
Net loss per common share – basic and diluted	$(0.30)	$0.20	$(0.10)	$(0.40)	$0.19	$(0.21)

Principals of Consolidation

The condensed consolidated financial statements represent the results of KeyStar Corp. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation of these entities.

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the valuation of debt and equity instruments, the valuation and expensing of equity awards, accounting for contingencies and uncertainties, purchase price allocations, including fair value estimates of intangible assets, the estimated useful lives of fixed assets and intangible assets, internally developed software costs and accrued expenses.

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of March 31, 2024, the Company had a working capital deficit of $9,144,043, and an accumulated deficit of $30,780,272. The Company had a net loss from continuing operations of $17,661,191 and negative cash flows of $8,937,228 from operations for the nine months ended March 31, 2024. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. At March 31, 2024, the Company’s cash balance exceeded the FDIC limits by approximately $230,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by KeyStar TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of March 31, 2024 and June 30, 2023, $479,658 and $21,422 was reserved for users.

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

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When intangible assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the condensed consolidated statements of operations.

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

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company performed a qualitative test as of June 30, 2023, and determined that the common control developed technology and trademarks acquired would no longer be invested in and would not be generating cash flows for the foreseeable future. Impairment charges of $48,533 related to these intangible assets were expensed (See Notes 3 and 4). The Company did not record any impairment charges related to intangibles assets during the three or nine months ended March 31, 2024.

Lease Commitments

The Company has no long-term lease commitments. On October 1, 2023, the Company entered into a lease for office space in Miami, Florida. The lease expires on October 31, 2024, and has a minimum monthly lease payment of $6,500. On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expires on February 1, 2025, and has a monthly lease payment of $1,600. Rental expense for the three and nine months ended March 31, 2024 was $26,531 and $71,219, respectively.

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued expenses, related party notes payable, related party line of credit, and notes payable approximate the fair value because of their short maturities.

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended March 31, 2024, or 2023.

Description	Total fair value at March 31, 2024	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$2,085,839	$-	$-	$2,085,839

Description	Total fair value at June 30, 2023	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$6,859,452	$-	$-	$6,859,452

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2024, and June 30, 2023, the Company had a derivative liability of $2,085,839 and $6,859,452, respectively.

Players Balances

Players balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of March 31, 2024 and June 30, 2023, are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. During May 2023, the Company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances. Players balances were $539,368 and $134,946 as of March 31, 2024 and June 30, 2023, respectively.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500,000 Surety Bond (see Note 11) of not less than the players liability balance at any given day. During the nine months ended March 31, 2024, the Company became non-compliant with this requirement and quickly resolved the reserve deficiency as required. As of March 31, 2024 and June 30, 2023, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the nine months ended March 31, 2024, and 2023, the Company recognized sales of products $0 and $536, respectively.

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

The Company uses the Black Scholes pricing model to calculate the fair value of stock-based awards. This model is affected the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the condensed consolidated statement of operations over the requisite service period.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended March 31, 2024 and 2023, advertising costs were $266,352 and $35,252, respectively. During the nine months ended March 31, 2024 and 2023, advertising costs were $3,393,601 and $165,527, respectively.

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

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2024
Stock Options	6,250,000
Series A Preferred Shares	-
Series B Preferred Shares	1,169,300
Series C Preferred Shares	8,333,327
Warrants	11,043,479
Shares issuable upon conversion of convertible notes	2,125,000
Shares issuable upon conversion of line of credit	2,957,926
Total potentially dilutive shares	31,879,032

Recent Accounting Pronouncements

All recently issued ASUs by the FASB have no material impact on the Company’s condensed consolidated results of operations or financial position.

NOTE 2 - EQUIPMENT

The Company’s equipment consisted of the following as of:

	March 31, 2024	June 30, 2023
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	2,412	1,167
Equipment, net	$2,568	$3,813

Equipment at March 31, 2024 and June 30, 2023 consisted of computers. Depreciation expense of equipment during the three months ended March 31, 2024, and 2023 was $415 and $810, respectively. Depreciation expense of equipment during the nine months ended March 31, 2024, and 2023 was $1,245 and $1,325, respectively.

NOTE 3 - LONG LIVED INTANGIBLE ASSETS

The Zensports, Inc. assumed developed technology and trademark were recorded and allocated using relative fair value, based on a third-party valuation in accordance with the provisions of ASC 350 of the acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. There was no impairment recorded for these assets during the three and nine months ended March 31, 2024, or the year that ended June 30, 2023. See Note 1.

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

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the three and nine months ended March 31, 2024, and 2023, respectively. See Note 1.

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	March 31, 2024	June 30, 2023
Developed technology	$7,879,964	$7,521,638
Tradenames and trademarks	560,999	560,999
Gaming licenses	135,837	135,837
Impairment charges	(48,533)	(48,533)
Total	8,528,267	8,169,941
Less: accumulated amortization	(1,424,400)	(102,743)
Net carrying value	$7,103,867	$8,067,198

Amortization expense of business intellectual property for three months ended March 31, 2024, and 2023, was $425,534 and $0, respectively. Amortization expense of tradenames for the three months ended March 31, 2024, and 2023, was $81,829 and $0, respectively. Amortization expense of business intellectual property for nine months ended March 31, 2024, and 2023, was $1,241,814 and $0, respectively. Amortization expense of tradenames for the nine months ended March 31, 2024, and 2023, was $80,865 and $0, respectively. Amortization expense is included in the statement of operations.

NOTE 4 - PLAYERS BALANCES

Players balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. During May 2023, the Company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances. Players balances were $539,368 and $134,946 as of March 31, 2024 and June 30, 2023, respectively.

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

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen as per the terms of the assignment and assumption agreement. The waiver of accrued interest has been recorded in the statement of operations as part of the gain (loss) on assignment of assets for the nine months ended March 31, 2023.

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

As of March 31, 2024, and June 30, 2023, the principal balance is $30,000 and $30,000 and accrued interest is $9,746 and $7,496, respectively. The interest expense for the three months ended March 31, 2024 and 2023 was $750 and $750, respectively. The interest expense for the nine months ended March 31, 2024 and 2023 was $2,250 and $2,250, respectively.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The Note bears interest at a rate of 5% per annum, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the Note; and (ii) a balloon payment for the balance of the Note is due by the earlier of the 24-month anniversary of the Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. On February 19, 2024, the Company entered into a first amendment to the $1,700,000 promissory note with John Linss. As per the amendment, $425,000 was paid on February 27, 2024 and equal monthly payments of principal and interest of $59,665 shall be paid to Mr. Linss monthly, beginning on April 1, 2024 for a period of twenty-four months. The amended maturity date of the note is the earliest of (a) April 1, 2026, (b) upon the occurrence of an uplisting, the fifth day after the occurrence of the uplisting, or (c) upon the occurrence of a change of control. All other terms of the original note remain the same. The Company has evaluated this amendment and has deemed it a debt modification in accordance with the ASC 470 guidance.

The outstanding principal balance at March 31, 2024, is $1,275,000, with $654,337 being classified as Note Payable- Current on the balance sheet, and accrued interest is $100,190. The interest expense for the nine months ended March 31, 2024 and 2023 is $71,680 and $0, respectively. The interest expense for the three months ended March 31, 2024 and 2023 is $28,014 and $0, respectively. See Notes 1, 10 and 13.

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

On May 24, 2023, the Company entered into a short term note payable with a premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $434,250 at an annual percentage rate of 8.88%. After a down payment of $72,994 was made upon execution of the Note, ten monthly payments remained in the amount of $37,744 each. The final monthly payment was paid on March 24, 2024 and the balance of this Note was $0 as of March 31, 2024.

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

At March 31, 2024, the remaining unamortized debt issuance costs were $2,131,801. $801,628 and $2,757,460 of amortization was included in interest expense, respectively during the three and nine months ended March 31, 2024.

As of March 31, 2024, the aggregate outstanding principal balance of all loans under the Note is $4,810,000.

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended March 31, 2024:

Balance at June 30, 2023	$6,859,452
Embedded conversion option of convertible debt	2,169,364
Derivative liability extinguished upon conversion of debt (Note 7)	(7,288,574)
Change in the fair value of the embedded conversion option	345,597
Balance at March 31, 2024	$2,085,839

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2023	108-114%	4.20-5.18%	0%	.5-2
At December 31, 2023	64.20% - 68.90%	4.42% - 4.60%	0%	1.34 – 1.67
At March 31, 2024	63.30% - 64.60%	4.85% - 4.99%	0%	1.09 – 1.42

On December 28, 2023, upon the conversion of the line of credit of $10,366,653 into common shares, derivative liabilities of $7,288,574 and unamortized debt issuance costs related to the line of credit in the amount of $5,495,785 were extinguished. A loss on extinguishment of $798,873 was recorded on the statement of operations for nine months ended March 31, 2024, respectively. See Notes 7 and 9.

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

Series A Convertible Preferred Stock

On August 30, 2022, the Series A shares owned by TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. During the nine months ended March 31, 2024 and 2023, there were no issuances of Series A Convertible Preferred Stock. As at March 31, 2024 and June 30, 2023, no shares were outstanding.

Series B Convertible Preferred Stock

During the nine months ended March 31, 2024 and 2023, there were no issuances of Series B Convertible Preferred Stock. As at March 31, 2024 and June 30, 2023, 11,693 and 11,693 shares were outstanding, respectively.

Series C Convertible Preferred Stock

On July 11, 2022, the Company sold 2,166,666 shares of its Series C Convertible Preferred Stock at $0.30 per share for total proceeds of $650,000 to related parties. A company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors purchased 1,000,000 shares, Zen SRQ LLC a company associated with a former member of the board of directors purchased 833,332 shares and Core Speed, LLC a Company owned by John Linss our former Chief Executive Officer and former member of our board of directors purchased 333,333 shares. The proceeds were used to fund operations. See Note 1.

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

As at March 31, 2024 and June 30, 2023, 2,499,998 and 2,499,998 shares were outstanding, respectively.

Common Stock

On August 26, 2022, we issued 6,500,000 shares of common stock issued for the acquisition of certain assets of ZenSports Inc pursuant to an asset purchase agreement, 1,500,000 shares of common stock issued for the acquisition of certain assets of Ultimate Gamer LLC pursuant to an asset purchase agreement. See Note 3.

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

On December 28, 2023, a total of 25,916,632 shares of common stock were issued upon conversion of $10,366,653 notes payable. See Note 7. The fair market value of the total shares issued was $12,958,316 based on the most recent sales price of common stock ($.50 per share). A loss on conversion of debt in the amount of $2,591,663 was recorded on the statement of operations. See Note 8

On January 8, 2024 the Company sold 400,000 shares of common stock to an unrelated party for cash proceeds of $300,000.

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

Below is a table summarizing the changes in stock options outstanding for the nine months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at June 30, 2023	3,250,000	$0.50
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	125,000	0.50
Outstanding at March 31, 2024	3,125,000	$0.50
Exercisable at March 31, 2024	1,385,069	$0.50

A total of 125,000 stock options were forfeited on September 15, 2023 as per the terms of a separation agreement with the former Chief Financial Officer.

As of March 31, 2024, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 2,835,000 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

Mark Thomas served as our Chief Executive Officer, Principal Executive Officer, President, Chief Technology Officer, interim Chief Financial Officer and interim Treasurer from January 10, 2023 until his resignation from all positions effective October 31, 2023. The Company entered into a Consulting Agreement with Thomas, effective November 1, 2023 for professional services. As part of the Consulting Agreement, Thomas received bi-monthly compensation at a rate of $200 per hour and reimbursement for all reasonable travel, entertainment, and other expenses incurred by Thomas in connection with his duties under the Consulting Agreement. The Consulting Agreement is for a term of 12 months, and may be terminated by either party at any time, without cause or further obligation, with at least fifteen (15) calendar days’ written notice. This agreement was terminated on January 27, 2024.

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

During May 2023, the Company was issued $500,000 in a surety bond at an annual premium cost of $12,500. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds and the likelihood of future claims is remote. See Note 1 and 13.

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

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024, to the date, these financial statements were issued, and as of May 13, 2024, there were no other material subsequent events to disclose in these financial statements.

On April 18, 2024, the surety bond held for the Tennessee Sports Wagering and Advisory Council was renewed through April 18, 2025.

On April 10, 2024 and April 24, 2024, the Company borrowed an additional $400,000 and $475,000 under that certain Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note entered into with Excel Family Partners, LLLP on December 29, 2023 (the “Note”). As of May 15, 2024, the aggregate outstanding principal balance of all loans under the Note is $5,685,000.

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

Results of Operations for the Three Months Ended March 31, 2024, and 2023

During the three months ended March 31, 2024, and 2023, we incurred net losses from continuing operations of $3,814,656 and $3,834,305, respectively.

For the three months ended March 31, 2024 and 2023, we lost $187,774 and $0 in revenues from our continuing operations. Losses from continuing operations consisted of sports betting losses which commenced in June of 2023 upon the approval of our gaming license.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for interest expense – related party of $928,057 and $658,414, respectively, related to the related party demand line of credit debt, interest expense on notes payable of $61,649 and $7,701, respectively, and a gain of $46,987 and a loss of 1,073,962, respectively, on the change in fair value of derivatives for the three months ended March 31, 3024 and 2023.

Results of Operations for the Nine Months Ended March 31, 2024, and 2023

During the nine months ended March 31, 2024, and 2023, we incurred net losses from continuing operations of $17,661,191 and $7,803,163, respectively, and net losses from discontinued operations of $0 and $9,380, respectively.

For the nine months ended March 31, 2024 and 2023, we lost $1,016,596 and $0 in revenues from our continuing operations. Losses from continuing operations consisted of sports betting losses which commenced in June of 2023 upon the approval of our gaming license.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for interest expense – related party of $3,823,625 and $686,184, respectively, related to the related party demand line of credit debt, interest expense on notes payable of $156,991 and $7,701, respectively, loss on extinguishment of debt of $798,873 and $0, respectively, and a loss of $345,597 and $1,073,962, respectively, on the change in fair value of derivatives for the nine months ended March 31, 2024 and 2023.

The assets and liabilities of our discontinued operations for the nine months ended March 31, 2023, have been adjusted to reflect the assignment to TopSight Corporation and are included in gain on assignment of assets in the statement of operations.

Revenues, cost of revenues, and operating expenses from our prior business were all related to sales of KN95 masks and similar products, and convention services, and resulted in a loss from discontinued operations, net of income taxes of $0 and $9,380 for the nine months ended March 31, 2024, and 2023, respectively.

During the nine months ended March 31, 2023, we closed two asset acquisitions. We funded these activities by securing funding of $650,000 for the issuance of 2,166,665 shares of our Series C Convertible Preferred Stock, an aggregate of $2,542,500 from the issuance of 3,655,000 shares of our common stock from private placements, and from an increase in our related party demand line of credit from $4,000,000 to $10,000,000 on which we drew down $9,176,924 in principal borrowings.

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

As of March 31, 2024, we had total current assets of $907,122, total current liabilities of $10,051,165, and a total working capital deficit of $9,144,043. Net cash used in operating activities was $8,937,228 during the nine months ended March 31, 2024, compared to $4,388,421 during the nine months ended March 31, 2023. The increase in the use of cash in operating activities is principally the result of an increase in the net loss of $9,848,648, partially offset by a $2,215,041 increase in amortization of debt issuance costs and $1,319,321 increase in depreciation on amortization expense. The increase in net loss is primarily a result of commencing gaming operations in Tennessee.

Net cash used in investing activities decreased by $1,120,213 during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The decrease is primarily the result of the acquisition of certain assets of ZenSports and Ultimate Gamer during the nine months ended March 31, 2023.

Net cash provided by financing activities increased by $2,938,655 during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The increase is primarily due an increase of $5,491,587 in draws from the related party line of credit, partially offset by $2,242,500 less proceeds from the issuance of common stock.

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

Off Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements.

Going Concern

As of March 31, 2024, we had a working capital deficit of $9,144,043. We had a net loss from continuing operations of $17,661,191 for the nine months ended March 31, 2024. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we develop our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

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

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of our fiscal year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	02/11/2021
3.2	Certificate of Amendment	S-1	3.2	02/11/2021
3.3	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.4	Certificate of Designation of Series C Convertible Preferred Stock	8-K	3.1	07/05/2022
3.5	Amended and Restated Bylaws	8-K	3.1	10/04/2022
4.1	Form of Conversion Notice, dated December 28, 2023	8-K	4.1	01/04/2024
10.1	Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated December 29, 2023 made by KeyStar Corp.	8-K	10.1	01/04/2024
10.2	Consulting Agreement between KeyStar Corp. and Walter Tabaschek, dated January 30, 2024	8-K	10.1	01/30/2024
10.3	First Amendment to Promissory Note made by KeyStar Corp. for the benefit of John Linss, dated February 19, 2024	8-K	10.1	02/28/2024
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTAR CORP.
(Registrant)

Date: May 13, 2024
	By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial Officer)

