Form 10-Q/A
period 2024-03-31
KeyStar Corp.
filed 2024-08-23
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

KeyStar Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Original Report”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2024 (the “Original Filing”).

Subsequent to the issuance of the Company’s unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024, the Company identified errors in the calculation and proper recording of a derivative instrument and an error relating to the accrual of liabilities.

In filing this Amendment, the Company is restating its previously issued unaudited interim condensed financial statements and related notes as of and for the three and nine months ended March 31, 2024 to correct the errors in the calculation and proper recording of a derivative instrument and an error relating to the accrual of liabilities.

This Amendment sets forth the Original Report, as amended, in its entirety. Except as required to reflect the restated amounts and related disclosures, there were no changes to any other parts of the Original Report, and this Amendment does not reflect events occurring after the date of the Original Filing.

The following sections have been amended in this Amendment:

●	Part I, Item 1, Financial Statements
●	Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains currently dated certifications by the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are being filed and furnished, respectively, as exhibits to this Amendment.

KeyStar Corp.

Form 10-Q/A

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q/A are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited and restated), and June 30, 2023;

F-3	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2024 (restated), and 2023 (unaudited);

F-4	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine month periods ended March 31, 2024 (restated), and 2023 (unaudited);

F-6	Condensed Consolidated Statements of Cash Flow for the nine months ended March 31, 2024 (restated), and 2023 (unaudited);

F-7	Notes to Condensed Consolidated Financial Statements.

1

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(As restated)
	(unaudited)
ASSETS

Current assets:
Cash	$142,440	$333,974
Cash reserved for users	479,658	21,422
Prepaid expenses and other current assets	285,024	1,194,288
Total current assets	907,122	1,549,684

Other assets:
Equipment, net	2,568	3,813
Intangible assets, net	7,103,867	8,067,198
Debt issuance costs, net	2,131,801	5,672,151
Security deposit	12,237	9,683
Total other assets	9,250,473	13,752,845

Total assets	$10,157,595	$15,302,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,799,550	$1,219,018
Accrued expenses - related party	141,948	323,904
Players balances	539,368	134,946
Notes payable – current	654,359	1,189,694
Notes payable - related party, net of discount	30,000	1,306,655
Convertible notes – current	85,407	-
Line of credit - related party	4,810,000	3,851,877
Derivative liability	6,474,928	6,859,452
Total current liabilities	14,535,560	14,885,546

Long-term liabilities:
Notes payable - long-term	620,664	850,000
Total long-term liabilities	620,664	850,000

Total liabilities	15,156,224	15,735,546

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	March 31, 2024	June 30, 2023
	(as restated)
	(unaudited)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 2,499,998 and 2,499,998 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	250	250

Common stock, $0.0001 par value, 475,000,000 shares authorized, 68,221,632 and 41,905,000 shares issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	6,822	4,191
Additional paid-in capital	30,247,273	12,669,930
Accumulated deficit	(35,264,667)	(13,119,081)
Total stockholders’ equity (deficit)	(4,998,629)	(433,017)

Total liabilities and stockholders’ equity (deficit)	$10,157,595	$15,302,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2024 (as restated)	2023 (as restated)	2024 (as restated)	2023 (as restated)

Gaming loss, net	$(187,774)	$-	$(1,016,596)	$-

Costs of gaming revenue, net	277,277	-	1,187,270	856

Net gaming loss	(465,051)	-	(2,203,866)	(856)

Operating expenses:
Salaries and wages	877,314	1,569,599	3,432,844	4,652,099
Depreciation and amortization	451,877	1,935	1,322,897	3,575
Sales and marketing	266,352	35,252	3,393,601	165,527
General and administrative	906,649	483,613	2,278,203	1,214,441

Total operating expenses	2,502,192	2,090,399	10,427,545	6,035,642

Other income (expense):
Other income (expense)	-	(3,829)	-	1,182
Gain (loss) on change in fair value of derivative	(4,342,102)	(1,073,962)	(4,734,686)	(1,073,962)
Loss on extinguishment of debt	-	-	(798,873)	-
Interest expense	(61,649)	(7,701)	(156,991)	(7,701)
Interest expense - related party	(928,057)	(658,414)	(3,823,625)	(686,184)

Total other income (expense)	(5,331,808)	(1,743,906)	(9,514,175)	(1,766,665)

Net loss from continuing operations, net of income taxes	(8,299,051)	(3,834,305)	(22,145,586)	(7,803,163)

Net income (loss) from discontinued operations, net of income taxes	-	-	-	(9,380)
Net loss	$(8,299,051)	$(3,834,305)	$(22,145,586)	$(7,812,543)
Net loss per common share - basic and diluted	$(0.12)	$(0.10)	$(0.44)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	68,146,907	39,434,444	50,871,412	37,178,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$-	$(13,119,081)	$(433,017)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	112,720	-	-	112,720

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,753,037	-	-	1,753,037

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,058,302)	(5,058,302)

Balance, September 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$14,535,687	$-	$(18,177,383)	$(3,625,562)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	78,374	-	-	78,374

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,555,085	-	-	1,555,085

Issuance of common stock upon conversion of debt	-	-	-	-	-	-	25,916,632	2,591	12,955,725	-	-	12,958,316

Warrant granted for consulting services	-	-	-	-	-	-	-	-	764,007	-	-	764,007

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(8,788,233)	(8,788,233)

Balance, December 31, 2023	-	$-	11,693	$11,693	2,499,998	$250	67,821,632	$6,782	$29,888,878	-	$(26,965,616)	$2,941,987

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	58,435	-	-	58,435

Common stock issued for cash	-	-	-	-	-	-	400,000	40	299,960	-	-	300,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(8,299,051)	(8,299,051)

Balance, March 31, 2024 (as restated)	-	$-	11,693	$11,693	2,499,998	$250	68,221,632	$6,822	$30,247,273	-	$(35,264,667)	$(4,998,629)

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

KEYSTAR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,
	2024 (as restated)	2023 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,145,586)	$(7,812,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assignment of assets	-	(4,698)
Amortization of debt issuance costs – related party	2,757,460	542,419
Depreciation and amortization	1,322,897	3,575
Impairment of intangible assets	-	48,533
Loss on sale of equipment	-	3,830
Fair value of vested incentive stock options	249,530	-
Non-cash compensation, related party	-	894,000
Non-cash compensation	764,007	-
Discount on related party note payable	323,345	-
Loss on extinguishment of debt	798,873	-
Loss on change in fair value of derivative	4,734,686	1,073,962
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	906,709	(36,676)
Accounts payable and accrued expenses	580,533	721,296
Accounts payable and accrued expenses - related party	365,896	103,353
Players balances	404,422	74,528
Net cash used in operating activities	(8,937,228)	(4,388,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(4,980)
Proceeds from sale of equipment	-	3,500
Cash paid for capitalized software	(358,322)	(541,636)
Cash paid for capitalized gaming license	-	(185,418)
Cash paid for acquisition of assets of ZenSports	-	(750,000)
Net cash used in investing activities	(358,322)	(1,478,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for repurchase of preferred stock	-	(22,000)
Cash paid for purchase of Series C convertible preferred stock	-	(300,000)
Proceeds from issuance of common stock	300,000	2,542,500
Proceeds from issuance of Series C convertible preferred stock	-	650,000
Proceeds from line of credit, related party	9,176,924	3,685,337
Repayment of note payable, related party	-	(35,000)
Proceeds from convertible notes	850,000	-
Repayments of note payable, current	(764,672)	-
Cash received in satisfaction of stock subscriptions receivable	-	102,760
Net cash provided by financing activities	9,562,252	6,623,597

NET CHANGE IN CASH	266,702	756,642

CASH AT BEGINNING OF PERIOD	355,396	66,241

CASH AT END OF PERIOD	$622,098	$822,883

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:
CASH	$142,440	$822,883
CASH RESERVED FOR USERS	479,658	-
CASH AT END OF PERIOD	$622,098	$822,883

SUPPLEMENTAL INFORMATION:
Interest paid	$59,500	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of assets of ZenSports Inc.	$-	$6,500,000
Common stock issued for acquisition of assets of Ultimate Gamer, LLC	$-	$56,436
Common stock issued upon conversion of debt	$10,366,653	-
Note payable issued for purchase of Series C convertible preferred stock	$-	$1,700,000
Derivative and warrants issued for deferred financing costs	$1,404,771	$7,624,859
Payoff of related party note payable with related party line of credit	$1,760,000	$-
Deemed dividends on purchase of Series C convertible preferred stock	$-	$1,006,000

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

Restatement of Previously Issued Financials

In August 2024, the Company concluded that the valuation of the derivative liability associated with the line of credit was understated by $4,389,089 at March 31, 2024.

Also, during fiscal 2024, the Company became aware of federal excise taxes owed on wagers through March 31, 2024 in the amount of $95,306.

See below for adjustments needed for the interim three month and nine month periods ended March 31, 2024.

In evaluating whether the previously issued Condensed Consolidated Financial Statements were materially misstated for the interim period ending March 31, 2024, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period interim financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the March 31, 2024 condensed consolidated financial statements in accordance with FASB ASC 250-10-45-23.

Condensed Consolidated Balance Sheets

	For the nine months ended March 31, 2024		For the nine months ended March 31, 2024
	As Previously Reported	Adjustments	As Restated
Accounts payable and accrued expenses	$1,704,244	$95,306	$1,799,550
Derivative liability	$2,085,839	$4,389,089	$6,474,928
Total current liabilities	$10,051,165	$4,484,395	$14,535,560
Total liabilities	$10,671,829	$4,484,395	$15,156,224
Accumulated deficit	$30,780,272	$4,484,395	$35,264,667
Total stockholders’ deficit	$514,234	$4,484,395	$4,998,629

Condensed Consolidated Statements of Operations

	For the three months ended March 31, 2024		For the three months ended March 31, 2024	For the nine months ended March 31, 2024		For the nine months ended March 31, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Costs of services	$181,971	$95,306	$277,277	$1,091,964	$95,306	$1,187,270
Net gaming loss	$369,745	$95,306	$465,051	$2,108,560	$95,306	$2,203,866
Gain (loss) on change in fair value of derivative	$46,987	$(4,389,089)	$(4,342,102)	$(345,597)	$(4,389,089)	$(4,734,686)
Total net loss	$(3,814,656)	$(4,484,395)	$(8,299,051)	$(17,661,191)	$(4,484,395)	$(22,145,586)
Net loss per common share – basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.35)	$(0.09)	$(0.44)

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of March 31, 2024, the Company had a working capital deficit of $13,628,438, and an accumulated deficit of $35,264,667. The Company had a net loss from continuing operations of $22,145,586 and negative cash flows of $8,937,228 from operations for the nine months ended March 31, 2024. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Description	Total fair value at March 31, 2024 (as restated)	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$6,474,928	$-	$-	$6,474,928

Description	Total fair value at June 30, 2023	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$6,859,452	$-	$-	$6,859,452

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2024, and June 30, 2023, the Company had a derivative liability of $6,474,928 and $6,859,452, respectively.

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

Cost of Revenue

Cost of revenue consists primarily of variable costs, principally recurring online platform costs directly associated with revenue-generating activities including payment processing and supporting technology costs, web hosting, regulatory compliance software, Sports Betting privilege taxes and federal excise taxes on wagers.

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended March 31, 2024:

Balance at June 30, 2023	$6,859,452
Embedded conversion option of convertible debt	2,169,364
Derivative liability extinguished upon conversion of debt (Note 7)	(7,288,574)
Change in the fair value of the embedded conversion option	4,734,686
Balance at March 31, 2024 (as restated)	$6,474,928

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

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024, to the date, these financial statements were issued, and as of August 23, 2024, there were no other material subsequent events to disclose in these financial statements with the exception of the events below.

On April 18, 2024, the surety bond held for the Tennessee Sports Wagering and Advisory Council was renewed through April 18, 2025.

Subsequent to March 31, 2024, the Company borrowed an additional $3,710,000 under that certain Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note entered into with Excel Family Partners, LLLP on December 29, 2023 (the “Note”). As of August 7, 2024, the aggregate outstanding principal balance of all loans under the Note was $8,520,000. Also on August 7, 2024, $4,410,000 of this balance was transferred to a new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP in the principal amount of not more than $5,000,000. The remaining $4,110,000 was transferred to a Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP. See below.

On August 7, 2024, the Company entered into a Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $4,110,000 (the “Note”). The Note amends and restates that certain Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on December 29, 2023 in the principal amount of not more than $2,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

On August 7, 2024, the Company entered into a new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $5,000,000 (the “Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The Note bears interest at 12% and is due on demand and in no event no later than April 1, 2025.

On August 13, 2024, the Company borrowed an additional $400,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

As of August 23, 2024, $4,410,00 was outstanding on the Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP and $4,510,000 was outstanding on the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP

On August 5, 2024, the board of directors approved the winding down and dissolution of its wholly owned subsidiary, UG Acquisition Sub, Inc.

On July 3, 2024, the board of directors approved the issuance of common shares upon conversion of all outstanding Series C Preferred Stock. A total of 2,799,444 shares of common stock was issued upon the conversion of 2,499,998 shares of Series C Preferred stock.

On June 28, 2024, the board of directors approved the issuance of 973,914 shares of common stock upon the cashless exercise of 1,043,479 warrants.

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

Results of Operations for the Three Months Ended March 31, 2024, and 2023

During the three months ended March 31, 2024, and 2023, we incurred net losses from continuing operations of $8,299,051 and $3,834,305, respectively.

For the three months ended March 31, 2024 and 2023, we lost $187,774 and $0 in revenues from our continuing operations. Losses from continuing operations consisted of sports betting losses which commenced in June of 2023 upon the approval of our gaming license.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for interest expense – related party of $928,057 and $658,414, respectively, related to the related party demand line of credit debt, interest expense on notes payable of $61,649 and $7,701, respectively, and a loss of $4,342,102 and 1,073,962, respectively, on the change in fair value of derivatives for the three months ended March 31, 3024 and 2023.

Results of Operations for the Nine Months Ended March 31, 2024, and 2023

During the nine months ended March 31, 2024, and 2023, we incurred net losses from continuing operations of $22,145,586 and $7,803,163, respectively, and net losses from discontinued operations of $0 and $9,380, respectively.

For the nine months ended March 31, 2024 and 2023, we lost $1,016,596 and $0 in revenues from our continuing operations. Losses from continuing operations consisted of sports betting losses which commenced in June of 2023 upon the approval of our gaming license.

The significant driver to our losses is principally related to salary, wages, and contracting fees to ready our acquired technology for operating in Tennessee. In addition, legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for interest expense – related party of $3,823,625 and $686,184, respectively, related to the related party demand line of credit debt, interest expense on notes payable of $156,991 and $7,701, respectively, loss on extinguishment of debt of $798,873 and $0, respectively, and a loss of $4,734,686 and $1,073,962, respectively, on the change in fair value of derivatives for the nine months ended March 31, 2024 and 2023.

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

As of March 31, 2024, we had total current assets of $907,122, total current liabilities of $14,535,560, and a total working capital deficit of $13,628,438. Net cash used in operating activities was $8,937,228 during the nine months ended March 31, 2024, compared to $4,388,421 during the nine months ended March 31, 2023. The increase in the use of cash in operating activities is principally the result of an increase in the net loss of $14,333,043, and increase in the loss on change in fair value of derivative of $3,660,724, partially offset by a $2,215,041 increase in amortization of debt issuance costs and a $1,319,321 increase in depreciation on amortization expense. The increase in net loss is primarily a result of commencing gaming operations in Tennessee.

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

Going Concern

As of March 31, 2024, we had a working capital deficit of $13,628,438. We had a net loss from continuing operations of $22,145,586 for the nine months ended March 31, 2024. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we develop our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

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

Date: August 23, 2024
	By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial Officer)

