Form 10-K
period 2024-06-30
VIP Play, Inc.
filed 2024-09-24
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56290

VIP Play, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1645 Pine Tree Ln, Suite 2 Sarasota FL	34236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (866) 783-9435

KeyStar Corp.

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value of $0.001

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

As of September 23, 2024, the registrant had 71,994,990 shares of common stock issued and outstanding.

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

PART I

Item 1. Business

Overview

As used in this Annual Report and unless otherwise indicated, the terms the “Company,” “we”, “us” and “our” mean VIP Play, Inc., a Nevada corporation formed on April 16, 2020.

Prior to September 20, 2024, we were known as KeyStar Corp.

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

On August 26, 2022, we entered into an Asset Purchase Agreement to purchase certain technological assets, as well as the brand ZenSports, from ZenSports, Inc. The assets were purchased to allow us to offer online sports betting, eSports, DeFi fintech and various entertainment services, on a direct-to-consumer (B2C) and business-to-business basis. We did not acquire the entity ZenSports Inc. On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC, a company controlled by Bruce Cassidy, the sole member of our Board of Directors (the “Board”), to acquire certain assets of a company acquired previously by Excel Members through an assignment for the benefit of creditors. Ultimate Gamer, LLC, which was formerly in the business of organizing and operating in-person and online video game competitions tournament, originally owned these assets. The purchased assets included the brand name Ultimate Gamer.

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

Our current business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our business is https://www.viplayinc.com. The information on our website is not made a part of this Quarterly Report. Our headquarters address is 1645 Pine Tree Ln, Suite 2, Sarasota, FL 34236. Our phone number is: (866) 783-9435.

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

We have developed and deployed a VIP Play, Inc. corporate website and a ZenSports sports betting website. A ZenSports sports betting mobile app is available for download from the Apple App Store. A ZenSports Android mobile app is available for download from the ZenSports website. We are currently working with Google to adhere to their modified approval process for downloading the Android app from the Google Play Store.

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

As of June 30, 2024, we had a total of 13 employees and 10 consultants.

Segments

We identify our reportable segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Our chief operating decision maker is our sole Director, Bruce Cassidy.

The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis. We have determined that during the fiscal year ended June 30, 2024, we had one reportable segment consisting of multiple product offerings.

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

During fiscal 2024, we corrected accounting errors related to the calculation and proper recording of a derivative instrument and an error relating to the accrual of liabilities.

Therefore, to correct these accounting errors, we recorded an adjustment to increase liabilities and net loss in the total amount of $4,484,395 at March 31, 2024.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim period ended March 31, 2024, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period quarterly financial statements was material; and therefore as noted in SAB Topic 1.N. the Company has restated the March 31, 2024 consolidated financial statements in accordance with FASB ASC 250-10-45-23.

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

We have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of VIP Play, Inc. must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and new industry. The risks include, but are not limited to, the possibility that we will not be able to raise sufficient capital to meet our ongoing operating needs and to fund our growth plans, develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If unsuccessful with one or more of these issues, our business, financial condition and operating results could be materially and adversely affected.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

We have a limited operating history and have incurred recurring losses from operations. For the fiscal years ended June 30, 2024 and 2023, we incurred a net loss of $30,385,693 and $11,337,876, respectively. Our auditors, in their opinion dated September 23, 2024 have included a going concern paragraph. We do not have a history of generating revenues and only recently began to generate any revenues from our sports betting operations, further our projected revenues do not currently cover our expenses and we are dependent on outside capital to continue our operations. We may not be able to continue as a going concern without additional financing, and if such financing is not available to us or is not available to us on acceptable terms, we may be forced to cease operations.

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

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use our product offerings on their mobile devices, if our users choose not to access or use our product offerings on their mobile devices, or if our users choose to use mobile product offerings that do not offer access to our product offerings, our user growth, retention, and engagement could be seriously harmed.In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owners of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies have been, and may continue to be, developed by companies, such as Apple and Google, that, among other things, block or limit the display of our advertisements and some or all third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our users and impact our marketing activities. While these changes have not had a material adverse impact on our business to date, they could materially impact the way we do business in the future, and if we or our advertising partners are unable to quickly and effectively adjust to new changes, there could be an adverse effect on our business, financial condition, results of operations or prospects.

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

As of September 23, 2024, our current Chairman of the Board, Bruce Cassidy, through his companies Eagle Investment Group, LLC, Excel Family Partners, LLLP and Excel Members, LLC, beneficially owns outstanding voting securities representing 72.01% of the total voting power of our outstanding common stock and preferred stock. Currently, there are 71,994,990 shares of common stock outstanding that entitle the holders to 1 vote per share for a total of 71,994,990 votes. We also have 11,693 shares of Series B preferred stock outstanding that have the right to 100 votes per share for a total of 1,169,300 votes. Thus, there are a total of 106,084,082 total votes available and Mr. Cassidy controls 76,390,674 votes for 72.01% of the voting power over the company.

As a result, Mr. Cassidy has a majority of the voting power in all matters submitted to our stockholders for approval including:

●	Election of members of the Board;
●	Removal of any of our directors;
●	Amendment of our Articles of Incorporation or bylaws;
●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2024, material weaknesses exist in the Company’s internal control over financial reporting and disclosures. This could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to enhance and improve the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

Item 1B. Unresolved Staff comments

None

Item 2. Properties

Currently, we do not own any real estate, but are on a month-to-month lease for limited office space in Miami, Florida and have a one-year lease for an office in Sarasota, Florida. We are headquartered at 1645 Pine Tree Ln, Suite 2, Sarasota, FL 34236. Our phone number is: (866) 783-9435.

We believe that our current leases are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

We have no currently pending material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are listed for quotation on the OTC Markets Group’s Pink Open Market under the symbol “VIPZ.” Our shares, however, are not actively traded and there is currently no established public trading market for our shares of common stock. Any quotations that do occur reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Our Common Stock

As of September 23, we had 71,994,990 shares of our common stock issued and outstanding, held by approximately 65 stockholders of record.

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

Recent Sales of Unregistered Securities

During our fiscal year ended June 30, 2024, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act during our fourth quarter of our fiscal year ended June 30, 2024.

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

Results of Operations

Fiscal Year Ended June 30, 2024, Compared to Fiscal Year Ended June 30, 2023

Revenues and Costs of Revenues

Negative gaming revenues for the years ended June 30, 2024, and 2023 were $(1,098,374) and $(36,789), respectively. Costs of gaming revenues for the years ended June 30, 2024, and 2023 were $1,320,380 and $46,820, respectively. The increase in gross gaming loss and negative gross margin for the year ended June 30, 2024 compared to June 30, 2023 is as a result of increased sports betting during the current year as compared to the prior year when our operations commenced.

Operating Expenses

Salaries and wages of $4,358,140 were incurred during the year ended June 30, 2024, compared to $5,477,939 during the year ended June 30, 2023.

The $1,119,799 decrease is primarily due to large bonuses and severance payments made during 2023 to former employees as per their employment and termination agreements.

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

General and Administrative Expenses

General and administrative costs for the years ended June 30, 2024, and 2023 were $2,834,698 and $1,880,658, respectively.

The $954,040 increase was primarily due to gaming license fees of $723,475 during 2024 compared to $119,881 in during 2023, which is due to the May 24, 2023 start of our gaming license and operations. Legal fees increased by $933,454 during the year ended June 30, 2024 as compared to the year ended June 30, 2023 primarily due to increased legal fees related to the ZenSports acquisition arbitration which was settled during the year. Accounting fees increased $239,859 during the year ended June 30, 2024 as compared to the year ended June 30, 2023 due to the switch in independent registered accounting firms and the increase in fees related to catching up on filings with the SEC.

Depreciation and Amortization

Depreciation and amortization for the years ended June 30, 2024, and 2023 were $1,785,522 and $104,484, respectively.

The increase is principally related to amortizable costs of acquired assets and capitalized internally developed software being placed in service upon commencement of Sports Betting operations on June 8, 2023.

Sales and Marketing

Sales and Marketing for the years ended June 30, 2024, and 2023 were $3,517,265 and $276,783, respectively.

The $3,240,482 increase is principally related to promotional bonuses awarded to players beginning upon commencement of Sports Betting operations on June 8, 2023.

Other Expenses

Total other expenses for the years ended June 30, 2024, and 2023 were $15,471,313 and $3,456,490, respectively.

The $12,014,824 increase is primarily due to the increase in the change in fair value of the derivative liability of $8,561,998 during the year ended June 30, 2024. The derivative is related to a conversion feature associated with the line of credit and convertible debt which is remeasured each reporting period.

In addition, interest expense – related party for the year ended June 30, 2024 increased by $2,400,191 compared to the year ended June 30, 2023. The increase was due to the increase in principal balance on the LOC during the year ended June 30, 2024.

Net Loss

Our net loss for the years ended June 30, 2024 and 2023 was $30,385,693 and $11,337,876, respectively.

The significant increase in the net loss is primarily related to the commencement of our sports betting operations which went live on June 8, 2023.

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

As of June 30, 2024, and June 30, 2023, we had total current assets of $1,245,426, and $1,549,684, a working capital deficit of $20,782,894, and $13,335,862, respectively.

Net cash used in operating activities during the year ended June 30, 2024, was $11,301,366 compared to $6,795,123, for the year ended June 30, 2023.

The $4,506,243 increase in negative operating cash flow from operations during the year ended June 30, 2024, as compared to the year ended June 30, 2023, is principally the result of the $22,531,817 increase in net loss primarily related to an increase in net gaming loss of $2,335,146, a $1,141,779 increase in general and administrative costs, a $3,240,482 increase in Sales and Marketing costs and an increase in depreciation and amortization of $1,681,038. All increases are as a result of obtaining our gaming license in Tennessee in May 2023 and going live with our sports betting app in Tennessee in June 2023.

As a result of the commencement of our operations, our net cash flows provided by prepaid and other current assets increased by $1,883,717 during 2024 compared to 2023 primarily as a result of the payments of prepaid annual gaming license and obtaining and prepaying a portion of cyber and E&O insurance in the year ended June 30, 2023.

Our cash flows from accounts payable and accrued expenses decreased by $489,371 during 2024 compared to 2023 primarily as a result of an increase in legal and other professional fees. The increase in legal and professional fees is associated with the ZenSports arbitration and more filings with the Securities and Exchange commission than in the prior year. The increase in accounts payable is also due to our general and securities council having provided us with generous informal extended payment terms to support our start-up and growth, we do not know if or for how long they will continue to provide extended payment terms.

Our cash flows from accrued expenses related-party increased by $672,550 during 2024 compared to 2023, primarily as a result of the increase in accrued interest associated with the increase in related party borrowings on the LOC.

Our players balances increased by $178,812 during 2024 compared to 2023, as result of our going live with sports betting during June 2023.

Net cash used in investing activities during the year ended June 30, 2024, was $476,956 compared to $1,704,014 for the year ended June 30, 2023.

The decrease is principally related to the $750,000 cash paid in the prior year to acquire certain assets of ZenSports, Inc., the $339,741 decrease in cash paid for capitalized software during the year ended June 30, 2024 as compared to the year ended June 30, 2023, and the investment of $135,837 in capitalized gaming license costs, primarily legal and professional fees associated with obtaining our gaming license from Tennessee during the prior year.

Net cash provided by financing activities during the year ended June 30, 2024, was $11,872,689 compared to $8,788,292 for the year ended June 30, 2023.

The $3,084,397 increase in net cash provided from financing activities during the year ended June 30, 2024, as compared to the year ended June 30, 2023, was principally the result of the receipt of $11,660,000 in proceeds from the related party demand line of credit as compared to $3,685,338 during the year ended June 30, 2023. The increase was partially offset by a decrease of $2,467,500 in proceeds from the issuance of common stock during 2024 compared to 2023 as well as a decrease in proceeds from related party notes payable in the amount of $1,600,000.

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

We expect to incur significant increases in operating costs. The expected significant increases in costs will include, but not be limited to, costs relating to License maintenance, technology development and maintenance, sales and marketing, labor for both existing and new personnel, and other operating cost increases due to the current inflationary market place we operate in. The expected increase in operating costs is a byproduct of transitioning from a development stage business to a revenue generating operating business.

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the U.S. and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $43,504,774 as of June 30, 2024. We had a net loss of $30,385,693 and negative cash flows of $11,301,366 from operations for the year ended June 30, 2024. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet arrangements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended June 30, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2024, and that material weaknesses exist in our internal control over financial reporting and disclosures.

Management identified material weaknesses in the financial statement closing process as well as errors over financial reporting which required us to restate our prior quarters financial statements. These errors related to material adjustments over the valuation of the conversion feature associated with the related party demand line of credit. This was primarily the result of our lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. These material weaknesses resulted in the restatement of our balance sheet and statement of operations as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers as of the date of this Annual Report on Form 10-K, their positions with us and the date they were first appointed to such positions.

Name	Age	Position	Date First Appointed
Bruce Cassidy	74	Chief Executive Officer, Secretary and Director	December 17, 2021(1)
Jacob Shrader	25	Chief Operations Officer	November 1, 2023
James Mackey	57	Chief Financial Officer	March 1, 2024

(1)	Mr. Cassidy was appointed our Chief Executive Officer as of January 4, 2024 and prior to that he was appointed our Interim Chief Executive Officer as of October 31, 2023. Mr. Cassidy was also appointed our Secretary as of December 17, 2021 and as a member and chairman of the Board as of June 28, 2022.

Bruce Cassidy: Since 2019, Mr. Cassidy has served as a member of the board of directors of Loop Media, Inc. (OTC: LPTV), a Glendale, California-based multichannel digital platform media company that offers self-curated, premium videos to customers in OOH venues and D2C on their personal in-home and mobile devices. Since November 2020, he has served as chairman of the board of Assisted 4 Living Inc. (OTC: ASSF), a Bradenton, Florida-based entity that provides, among other services, daily medical care for medically fragile and chronically ill children. Bruce also currently serves as chairman of the board of Segmint, Inc. He serves as Chairman of the Sarasota Green Group, the Executive Chairman of each of CelebYou LLC and CelebYou Productions, and is on the board of directors of Selinsky Force LLC. He was also the founding investor and served on the board of directors of Ohio Legacy Corp. Previously, Mr. Cassidy was the founder and CEO of Excel Mining Systems from 1991 until its sale in 2007 to Orica Mining Services, and from 2008 to 2009, served as the President and CEO of one of its subsidiaries, Minora North & South Americas. Bruce currently serves as President of The Concession Golf Club in Sarasota, Florida.

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

James Mackey: With more than 30 years of experience in financial services, investment banking and public accounting, Mr. Mackey has a track record of senior leadership roles across a wide variety of businesses. Most recently, from July 2020 to December 2023, Mr. Mackey served as Executive Vice President and Chief Financial Officer of the Consumer Lending Division at Wells Fargo, with over $12 billion in revenue across multiple businesses including credit cards, mortgage, merchant services, auto lending and personal lending. Prior to Wells Fargo, Mr. Mackey served as Executive Vice President, Chief Financial Officer and member of the Operating Committee at Freddie Mac from November 2013 to June 2020. As CFO of Freddie Mac, a $2 trillion asset company providing liquidity and stability to the home mortgage market, Mr. Mackey was a key leader in driving financial, operational, and cultural change to prepare the company for a competitive commercial future. Mr. Mackey also served as Chief Financial Officer from 2010 to 2013 at Ally Financial, an all-digital bank which serves 11 million customers across a variety of banking, lending and brokerage services. Prior to that, he spent 11 years at Bank of America serving in many roles, including Managing Director in Structured Products and Divisional Chief Financial Officer. Mr. Mackey earned his Master’s Degree in Accounting and a Bachelor’s Degree in Business Administration from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

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

Based solely upon our review of Forms 3 and 4 and amendments thereto filed electronically with the SEC during our most recent fiscal year, and a review of Forms 5 and amendments thereto filed electronically with the SEC with respect to our most recent fiscal year, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2024, except for the following: (i) Mark Thomas failed to file a Form 4 which was due on November 2, 2023, and failed to file a Form 5; (ii) James Mackey failed to file a Form 3 which was due on March 11, 2024, and failed to file a Form 5; (iii) Anthony J. Fidaleo failed to file a Form 4 which was due on September 19, 2023, and failed to file a Form 5; (iv) Bruce Cassidy and his affiliated entity, Excel Family Partners LLLP, failed to file Forms 4 covering transactions that each required Form 4 filings due on July 20, 2023, September 18, 2023 and December 29, 2023, and failed to file a Form 5; and (v) Jacob Shrader failed to file a Form 3 which was due on November 11, 2023, and failed to file a Form 5.

Code of Ethics

We intend to have our Board adopt a Code of Ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and Chief Financial Officer prior to the end of our fiscal year ending June 30, 2025. We have not yet adopted a Code of Ethics because we are in the process of reshaping our Board to include additional members who would advise on such policy.

Board and Committee Meetings

During the fiscal year ended June 30, 2024, the Board consisted of only one member and therefore does not have any standing committees. All proceedings of the Board were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the Board. Such resolutions consented to in writing by the sole director entitled to vote on that resolution at a meeting of the Board are, according to the Nevada Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the Board duly called and held.

Nomination Process

As of June 30, 2024, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to the Board. The Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. The Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when it considers a nominee for a position on the Board. If stockholders wish to recommend candidates directly to the Board, they may do so by sending communications to our Chief Executive Officer at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of the entire Board. We do not have a separately-designated standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we intend to form an audit committee and other applicable committees utilizing our directors’ expertise.

From inception to present date, we believe that the members of the Board have been and are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

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

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during our fiscal year ended June 30, 2024; and
(b)	our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of our fiscal year ended June 30, 2024; and

Summary Compensation Table

Name	Title	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Bruce Cassidy	Chief Executive Officer, Principal Executive Officer and Secretary (1)	2024	-	-	-	-	-
Mark Thomas	Chief Executive Officer, Principal Executive Officer and President (2)	2024	126,667	-	31,583	-	158,250
		2023	321,725	50,000	94,750	513,140	979,615
Jacob Shrader	Chief Operations Officer (3)	2024	142,100	20,000	14,213	-	176,313
James Mackey	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer (4)	2024	91,667	-	-	-	91,667

(1)	Mr. Cassidy was appointed our Interim Chief Executive Officer as of October 31, 2023 and was appointed our Chief Executive Officer and Principal Executive Officer as of January 4, 2024. Mr. Cassidy was appointed our Secretary as of December 17, 2021, and as a member and chairman of the Board as of June 28, 2022.

(2)	Mr. Thomas was appointed our Chief Executive Officer, Principal Executive Officer, President, and Chief Technology Officer on January 10, 2023. Prior to accepting the new positions, Mr. Thomas was our Chief Product Officer beginning June 15, 2022. Mr. Thomas resigned from all officer positions as of October 31, 2023.

(3)	Mr. Shrader was appointed our Chief Operations Officer as of November 1, 2023.

(4)	Mr. Mackey was appointed our Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Treasurer as of March 1, 2024.

Narrative to Compensation Table

Bruce Cassidy does not receive any compensation in connection with serving as our Chief Executive Officer, Principal Executive Officer, Secretary and Chairman of the Board.

Mark Thomas was the founder and former Chief Executive Officer of ZenSports, Inc. We acquired certain technical assets of ZenSports Inc. on August 26, 2022. As part of the cash portion of the purchase price, Mr. Thomas was paid $50,000 as a bonus on behalf of ZenSports Inc., which is included in All Other Compensation for fiscal year 2023. Pursuant Mr. Thomas’ offer letter dated January 10, 2023, he received an annual salary of $380,000 and 1,000,000 options to purchase our common stock. The options were granted on April 10, 2023, and consisted of 800,000 incentive stock options and 200,000 non-qualified stock options, together the “options”. The options vested as to 25% of the shares on June 16, 2023 with a fair market value of $94,750. Thereafter, the options further vested as to 1/48th of the shares subject to the option on the 16th day of each month, beginning on July 16, 2023, for a period of 36 months; provided he provided continuous service to us through each such vesting date. Mr. Thomas resigned as of October 31, 2024. As of that date, an additional 83,333 options had vested with a fair market value of $31,583. On February 6, 2023, pursuant to a supplemental to the offer letter, Mr. Thomas received additional incentives, including:

●	In the event we received a sports betting license (or equivalent) in the State of Tennessee, within 30 days after the issue date, Mr. Thomas was entitled to a cash bonus of $50,000. Mr. Thomas was paid the $50,000 bonus on May 24, 2023.
●	In the event our net loss for our 2022-2023 fiscal year, as determined by our Chief Financial Officer, is less than $6,197,719 (the “Benchmark”), Mr. Thomas was entitled to a cash bonus in an amount equal to 8% of the difference of the actual net loss minus the Benchmark. Mr. Thomas was not paid a cash bonus since the net loss for our fiscal year 2022-2023 was not less than the Benchmark.

Jacob Shrader receives an annual salary of $210,000. On April 10, 2023, Mr. Shrader was granted 150,000 incentive stock options. The options vested as to 25% of the shares on June 16, 2023 with a fair market value of $14,213. Thereafter, the options further vested as to 1/48th of the shares subject to the option on the 16th day of each month, beginning on July 16, 2023, for a period of 36 months; provided he provided continuous service to us through each such vesting date. During fiscal year 2024, 37,500 additional options vested with a fair market value of $14,213.

James Mackey receives an annual salary of $275,000 pursuant to the terms of an offer letter he entered into with us on February 29, 2024. The $91,667 of salary in year 2024 represents four month’s of salary.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of June 30, 2024.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Bruce Cassidy	-	-	-	-
Mark Thomas (1)	-	-	-	-
Jacob Shrader	75,000	75,000	0.50	04/10/2033
James Mackey	-	-	-	-

(1)	While Mr. Thomas was a named executive officer during our fiscal year ended June 30, 2024, he resigned from all officer positions as of October 31, 2023.

Director Compensation

We have not compensated our directors for service on the Board or reimbursed for expenses incurred for attendance at meetings of the Board for the fiscal year ended June 30, 2024. We do not have any agreements for compensating our directors for their services in their capacity as directors. The Board may, however, in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities as such.

Equity Compensation Plan Information

On December 28, 2021, our Board approved the 2021 stock option plan (“2021 Plan”). The 2021 Plan was subject to the approval of our stockholders within 12 months of the Board’s approval. We did not seek approval of the 2021 Plan from our stockholders on or before December 28, 2022, and no awards of any type were granted under the 2021 Plan.

On April 10, 2023, the Board terminated the 2021 Plan and approved a new stock option plan for our director’s officers, employees, advisors, and contractors containing the same terms and conditions as the 2021 Plan (the “2023 Plan”). The 2023 Plan was approved by our stockholders on March 15, 2024. In connection with the approval of the 2023 Plan, the Board granted Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 3,250,000 shares of our common stock at an exercise price of $0.50 per share (the “Awards”).

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans (including individual compensation arrangements) as of June 30, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,250,000	$0.50	2,710,000

Equity compensation plans not approved by security holders	0	$0	0

Total	3,250,000	$0.50	2,710,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 23, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each of our directors (including director nominees); (ii) each of our named executive officers; (iii) our directors and executive officers as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. To our knowledge, none of the shares reported below are pledged as security.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. As of September 23, 2024, we had 71,994,990 shares of common stock and 11,693 shares of Series B preferred issued and outstanding.

	Common Stock		Series B Preferred Stock (2)
Name of Beneficial Owner (1)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class
Bruce Cassidy (3)	81,285,039	75.39%	11,693	100%
Mark Thomas (4)	-	-	-	-
Jacob Shrader (5)	87,500	*	-	-
James Mackey	-	-	-	-
All Directors and Officers as a Group (4 persons)	81,372,539	75.41%	11,693	100%
5% Holders
ZS Liquidating, Inc. (6)	5,500,000	7.64%	-	-

*	Indicates beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o VIP Play, Inc. 1645 Pine Tree Lane, Sarasota, FL 34326.

(2)	Holders of Series B preferred stock vote with the common stockholders on an as-converted basis, with each share of Series B preferred stock converting into 100 shares of common stock, on all matters submitted to a vote by holders of our common stock; but, with respect to the election of directors, however, the majority of the holders of Series B preferred stock shall have the power to elect a majority of the then-seated or to-be-seated members of our Board and the common stockholders are entitled only to elect a minority of the then-seated or to-be-seated members of our Board.

(3)	Consists of: (i) 19,028,000 shares of common stock held of record by Eagle Investment Group, LLC, of which Mr. Cassidy is the manager; (ii) 1,169,300 shares of common stock underlying 11,693 immediately convertible shares of Series B Preferred Stock held of record by Eagle Investment Group, LLC; (iii) 24,933,374 shares of common stock held of record by Excel Family Partners, LLLP, of which Mr. Cassidy is the indirect general partner as sole manager of a limited liability company that is the general partner of Excel Family Partners; (iv) 8,460,000 shares of common stock underlying immediately exercisable warrants held of record by Excel Family Partners, LLLP; (v) 11,753,164 shares of common stock underlying the immediately convertible Sixth Amended and Restated Discretionary Convertible Revolving Line of Credit Demand Note held of record by Excel Family Partners, LLLP; (vi) 1,500,000 shares of common stock held of record by Excel Members, LLC, of which Mr. Cassidy is the co-manager with two other people and may be deemed to share voting and investment power with respect to these shares; and (vii) 14,441,201 shares of common stock underlying the immediately convertible Discretionary Convertible Revolving Line of Credit Demand Note held of record by Excel Family Partners, LLLP.

(4)	While Mr. Thomas was a named executive officer during our fiscal year ended June 30, 2023, he resigned from all officer positions as of October 31, 2023.

(5)	Consists of 87,500 shares of common stock underlying immediately exercisable options held of record by Mr. Shrader. The options are exercisable any time before April 10, 2033.

(6)	On or about September 9, 2024, ZenSports, Inc., a Delaware corporation, changed its name to ZS Liquidating, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

On August 16, 2022, we amended and restated a non-revolving line of credit demand note for $250,000 (the “Excel Note”) we executed with Excel Family Partners, LLLP (“Excel”), a company controlled by Bruce Cassidy, on February 22, 2022. The Excel Note accrued interest at 5% per annum and was due and payable upon demand. The Excel Note did not constitute a committed line of credit. Loans under the Excel Note were made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Excel Note, we were not able to reborrow thereunder. The amendment and restatement of the Excel Note increased the principal amount to not more than $2,000,000, and all other terms and conditions remained the same.

On September 12, 2022, we entered into an Asset Purchase Agreement with Excel Members, LLC to acquire certain assets of Excel Members. Bruce Cassidy was the beneficial owner of a 53.7% membership interest in Excel Members and one of its three managers. Prior to entering into the transaction, Excel Members acquired certain assets of Ultimate Gamer, LLC (the “UG Assets”). We purchased a portion of the UG Assets, consisting primarily of intellectual property, including trademarks, domain name registrations and database(s) of users and gamers. We did not assume any liabilities or obligations of Excel Members or Ultimate Gamer of any kind, whether known or unknown, contingent, matured or otherwise. Pursuant to the terms and conditions of the Asset Purchase Agreement, the aggregate purchase price paid to Excel Members consisted of 1,500,000 shares of our common stock, valued at $1.00 per share.

On February 24, 2023, the Excel Note was amended and restated a second time whereby: (1) the principal amount was increased to not more than $4,000,000; (2) the interest rate was increased to 15% per annum; (3) Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of our common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80% where the lowest recent price is defined, as of each applicable conversion rate, the lowest price per share that we have sold one or more shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no shares were sold within such 24-month period, the lowest recent price will be $0.50 per share (the “Conversion Price”); (4) Excel was issued a common stock warrant exercisable on a cash or cashless basis for up to 4,000,000 shares of our common stock at an exercise price of $0.25 per share, with an expiration date of February 1, 2028; and (5) the outstanding indebtedness remained due and payable upon demand.

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

On August 7, 2024, the Excel Note was amended and restated for a sixth time whereby: (1) the principal amount available was increased to not more than $4,110,000; (2) the interest rate remained the same; (3) the note remained convertible at the Conversion Price; and (4) the outstanding indebtedness remained due and payable upon demand.

On August 7, 2024, we also executed a new Discretionary Convertible Revolving Line of Credit Demand Note with Excel in the principal amount of not more than $5,000,000 (the “New LOC”). The terms and conditions for all loans made under the New LOC are substantially similar in all respects to loans made under the Excel Note, except that: (1) the interest rate under the New LOC was reduced to 12.0% per annum; (2) monthly interest only payments don’t begin until October 1, 2024; (3) the look back period to determine the “lowest recent price” for the conversion rate was reduced to a 12-month period; and (4) while the outstanding principal and accrued and unpaid interest are due and payable upon demand, the New LOC has a maturity date of April 1, 2025.

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

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports for the fiscal years indicated below:

Consolidated Financial Statements For the Year Ended June 30	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2024	$239,000	$-	$10,000	$-
2023	$102,750	$-	$3,000	$-

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The following documents are filed as part of this Form 10 K, as set forth on the Index to Consolidated Financial Statements found below after the signature page.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of June 30, 2024 and 2023
●	Consolidated Statements of Operations for the years ended June 30, 2024 and 2023
●	Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2024 and 2023
●	Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023
●	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits to this Form 10-K

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	As Exhibit	Filing Date
2.1	Asset Purchase Agreement with VIP Play, Inc., ZenSports, Inc., Mark Thomas, Etan Mizrahi-Shalom, Adil Sher and John Dulay, dated August 26, 2022	8-K	2.1	09/01/2022
2.2	Asset Purchase Agreement with Excel Members, LLC, dated as of September 12, 2022	8-K	2.1	09/16/2022
3.1*	Amended and Restated Articles of Incorporation
3.2	Certificate of Designation of Series B Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws	8-K	3.1	10/04/2022
4.1	Registration Rights Agreement for the Benefit of ZenSports, Inc., dated as of August 26, 2022	8-K	4.1	09/01/2022
4.2	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated February 24, 2023	8-K	4.1	02/28/2023
4.3	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated May 5, 2023	8-K	4.1	05/08/2023
4.4	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated July 18, 2023	8-K	4.1	07/24/2023
4.5	Form of Convertible Promissory Note of VIP Play, Inc.	8-K	4.1	08/29/2023
4.6	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated September 14, 2023	8-K	4.1	09/19/2023
10.1	Discretionary Non-Revolving Line of Credit Demand Note, dated February 22, 2022	8-K	10.1	03/22/2022
10.2	Form of Securities Purchase Agreement between VIP Play, Inc. and Investors	8-K	10.1	07/05/2022
10.3	Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note, dated August 16, 2022	8-K	10.1	08/23/2022
10.4†	Separation Agreement and Release between VIP Play, Inc. and John Linss, dated January 10, 2023	8-K	10.1	01/17/2023

10.5†	Offer Letter between VIP Play, Inc. and Mark Thomas, dated January 10, 2023	8-K	10.2	01/17/2023
10.6†	Offer Letter Supplement between VIP Play, Inc. and Mark Thomas, dated February 6, 2023	8-K	10.1	02/10/2023
10.7	Second Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated February 24, 2023 made by VIP Play, Inc. for the benefit of Excel Family Partners, LLLP	8-K	10.1	02/28/2023
10.8†	Stock Redemption and Purchase Agreement between VIP Play, Inc. and John Linss, dated February 27, 2023	8-K	10.1	03/02/2023
10.9†	Stock Redemption and Purchase Agreement between VIP Play, Inc. and Corespeed, LLC, dated February 27, 2023	8-K	10.2	03/02/2023
10.10†	Promissory Note made by VIP Play, Inc. for the benefit of John Linss, dated February 27, 2023	8-K	10.3	03/02/2023
10.11†	VIP Play, Inc. 2023 Stock Plan	8-K	10.1	04/14/2023
10.12	Promissory Note made by VIP Play, Inc. for the benefit of Excel Family Partners, LLLP, dated May 5, 2023	8-K	10.1	05/08/2023
10.13	Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated July 18, 2023 made by VIP Play, Inc. for the benefit of Excel Family Partners, LLLP	8-K	10.1	07/24/2023
10.14	Form of Convertible Note Purchase Agreement of VIP Play, Inc.	8-K	10.1	08/29/2023
10.15	Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated September 14, 2023 made by VIP Play, Inc. for the benefit of Excel Family Partners, LLLP	8-K	10.1	09/19/2023
10.16†	Consulting Agreement between VIP Play, Inc. and Mark Thomas, dated November 1, 2023	8-K	10.1	11/06/2023
10.17	Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note dated December 29, 2023 made by VIP Play, Inc. for the benefit of Excel Family Partners, LLLP	8-K	10.1	01/04/2024
10.18†	Consulting Agreement between VIP Play, Inc. and Walter Tabaschek, dated January 30, 2024	8-K	10.1	01/31/2024
10.19†	First Amendment to Promissory Note made by VIP Play, Inc. for the benefit of John Linss, dated February 19, 2024	8-K	10.1	02/28/2024
10.20	Settlement and Release Agreement dated May 23, 2024 by and among ZenSports, Inc., Mark Thomas, Bruce Cassidy and VIP Play, Inc.	8-K	10.1	05/28/2024
10.21	Sixth Amended and Restated Discretionary Convertible Revolving Line Of Credit Demand Note dated as of August 5, 2024 made by VIP Play, Inc.	8-K	10.1	08/13/2024
10.22	Discretionary Convertible Revolving Line Of Credit Demand Note dated as of August 6, 2024 made by VIP Play, Inc.	8-K	10.2	08/13/2024
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP Play, Inc., a Nevada corporation
(Registrant)

September 23, 2024	By:	/s/ Bruce Cassidy
Bruce Cassidy
Chief Executive Officer
(Principal Executive Officer)

September 23, 2024	By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce Cassidy	Chief Executive Officer	September 23, 2024
Bruce Cassidy	(Principal Executive Officer) and Director

/s/ James Mackey	Chief Executive Officer	September 23, 2024
James Mackey	(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIP PLAY, INC. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VIP Play, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VIP Play, Inc. (the Company) as of June 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

September 23, 2024

VIP PLAY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023

ASSETS

Current assets:
Cash	$221,754	$333,974
Cash reserved for users	228,009	21,422
Prepaid expenses and other current assets	795,663	1,194,288
Total current assets	1,245,426	1,549,684

Other assets:
Equipment, net	2,153	3,813
Intangible assets, net	6,760,295	8,067,198
Debt issuance costs, net	1,330,173	5,672,151
Security deposit	12,236	9,683
Total other assets	8,104,857	13,752,845

Total assets	$9,350,283	$15,302,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,408,729	$1,219,018
Accrued expenses - related party	371,598	323,904
Players balances	313,758	134,946
Notes payable - current	875,828	1,189,694
Notes payable - related party, net of discount	30,000	1,306,655
Convertible notes, net	85,407	-
Line of credit - related party	7,670,000	3,851,877
Derivative liability	11,273,000	6,859,452
Total current liabilities	22,028,320	14,885,546

Long-term liabilities:
Notes payable - long-term	512,527	850,000
Total long-term liabilities	512,527	850,000

Total liabilities	22,540,847	15,735,546

Commitments and contingencies – Note 12

The accompanying notes are an integral part of these audited financial statements.

VIP PLAY, INC.

CONSOLIDATED BALANCE SHEETS - continued

	June 30, 2024	June 30, 2023

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized
Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of June 30, 2024, and June 30, 2023, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of June 30, 2024, and June 30, 2023, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 0 and 2,499,998 shares issued and outstanding as of June 30, 2024, and June 30, 2023, respectively	-	250
Common stock, $0.0001 par value, 475,000,000 shares authorized, 71,994,990 and 41,905,000 shares issued and outstanding as of June 30, 2024, and June 30, 2023, respectively	7,199	4,191
Additional paid-in capital	30,295,318	12,669,930
Accumulated deficit	(43,504,774)	(13,119,081)
Total stockholders’ deficit	(13,190,564)	(433,017)

Total liabilities and stockholders’ deficit	$9,350,283	$15,302,529

The accompanying notes are an integral part of these audited financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended June 30,
	2024	2023

Negative gaming revenues	$(1,098,374)	$(36,789)

Cost of gaming revenue	1,320,380	46,820

Net gaming loss	(2,418,754)	(83,609)

Operating expenses:
Salaries and wages	4,358,140	5,477,939
General and administrative	2,834,698	1,880,658
Depreciation and amortization	1,785,522	104,484
Impairment of common control intangible assets	-	48,533
Sales and marketing	3,517,265	276,783

Total operating expenses	12,495,625	7,788,397

Other income (expense):
Other income	-	869
Loss on change in fair value of derivative	(9,532,758)	(970,760)
Loss on extinguishment of debt – related party	(798,873)	-
Interest expense	(284,780)	(31,887)
Interest expense – related party	(4,854,903)	(2,454,712)

Total other expense	(15,471,314)	(3,456,490)

Net loss from continuing operations, net of income taxes	(30,385,693)	(11,328,496)

Net income (loss) from discontinued operations, net of income taxes	-	(9,380)

Net loss	$(30,385,693)	$(11,337,876)

Less: deemed dividend from the purchase of Series C preferred stock	-	(1,006,000)
Net loss attributable to common stockholders	(30,385,693)	(12,343,876)

Net loss per common share - basic and diluted	$(0.55)	$(0.32)

Weighted average number of common shares outstanding - basic and diluted	55,351,894	38,330,589

The accompanying notes are an integral part of these audited financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2022	2,000,000	$200	11,693	$11,693	666,666	$67	29,800,000	$2,980	$327,435	$(102,760)	$(775,205)	$(535,590)

Receipt of cash from Issuance of preferred stock	-	-	-	-	-	-	-	-	-	102,760	-	102,760

Purchase and redemption of preferred stock for cash	(2,000,000)	(200)	-	-	-	-	-	-	(21,800)	-	-	(22,000)

Issuance of common stock for cash	-	-	-	-	-	-	4,105,000	411	2,767,089	-	-	2,767,500

Issuance of common stock for acquisition of certain assets of ZenSports, Inc.	-	-	-	-	-	-	6,500,000	650	6,499,350	-	-	6,500,000

Issuance of common stock for common control acquisition of certain assets of Ultimate Gamer, LLC	-	-	-	-	-	-	1,500,000	150	56,286	-	-	56,436

Issuance of preferred stock for cash	-	-	-	-	2,166,665	216	-	-	649,784	-	-	650,000

Issuance of preferred stock as compensation	-	-	-	-	2,980,000	298	-	-	36,442	-	-	36,740

Amortization of preferred stock as compensation	-	-	-	-	-	-	-	-	857,260	-	-	857,260

Fair value of warrant issued as part of restated. relate party demand. Line of credit	-	-	-	-	-			-	1,736,167	-	-	1,736,167
						-	-
Deemed dividend on purchase of preferred stock	-	-	-	-	(3,313,333)	(331)	-	-	(993,669)	-	(1,006,000)	(2,000,000)

Fair value of warrant issued with related party note payable	-	-	-	-	-	-	-	-	485,017	-	-	485,017

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	270,569	-	-	270,569

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(11,337,876)	(11,337,876)

Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$-	$(13,119,081)	$(433,017)

The accompanying notes are an integral part of these audited financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$-	$(13,119,081)	$(433,017)

Issuance of common stock for cash	-	-	-	-	-	-	400,000	40	299,960	-	-	300,000

Issuance of common stock upon conversion of debt	-	-	-	-	-	-	25,916,632	2,591	12,955,725	-	-	12,958,316

Issuance of common stock upon conversion of Series C Preferred Stock	-	-	-	-	(2,499,998)	(250)	2,799,443	280	(30)	-	-	-

Fair value of warrant issued as part of restated related party demand line of credit.	-	-	-	-	-	-	-	-	3,308,122	-	-	3,308,122

Issuance of common stock upon cashless exercise of warrants	-	-	-	-	-	-	973,915	97	(97)	-	-	-

Fair value of warrant granted for consulting services	-	-	-	-	-	-	-	-	764,007	-	-	764,007

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	297,701	-	-	297,701

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(30,385,693)	(30,385,693)

Balance, June 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$7,199	$30,295,318	$-	$(43,504,774)	$(13,190,564)

The accompanying notes are an integral part of these audited financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,385,693)		$(11,337,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on assignment of assets	-		(4,698)
Depreciation and amortization	1,785,522		104,484
Amortization of debt issuance costs	3,559,088		1,952,708
Issuance of Series C preferred stock for services	764,007		894,000
Loss on sale of equipment	-		3,829
Impairment of common control intangible assets	-		48,533
Fair value of warrant issued with related party note payable	-		485,017
Fair value of vested incentive stock options	297,701		270,569
Discount on related party note payable	323,345		(323,345)
Change in fair value of derivative liability	9,532,758		970,760
Loss on extinguishment of debt – related party	798,873		-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	682,040		(1,201,677)
Accounts payable and accrued expenses	189,711		866,822
Accrued expenses - related party	972,470		299,920
Players balances	178,812		175,831
Net cash used in operating activities	(11,301,366)		(6,795,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-		(4,980)
Proceeds from sale of equipment	-		3,500
Cash paid for capitalized software	(476,956)		(816,697)
Cash paid for capitalized gaming license	-		(135,837)
Cash paid for assets acquired in the ZenSports transaction	-		(750,000)
Net cash used in investing activities	(476,956)		(1,704,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for repurchase of Series A convertible preferred stock	-		(22,000)
Cash paid for repurchase of Series C convertible preferred stock	-		(300,000)
Proceeds from issuance of common stock	300,000		2,767,500
Proceeds from issuance of Series C convertible preferred stock	-		650,000
Proceeds from line of credit, related party	11,660,000		3,685,338
Proceeds from note payable, related party	-		1,600,000
Repayments of note payable, related party	-		(35,000)
Proceeds from convertible notes	850,000		-
Proceeds from note payable – current	-		377,438
Repayments of note payable - current	(937,311)		(37,744)
Cash received in satisfaction of stock subscriptions receivable	-		102,760
Net cash provided by financing activities	11,872,689		8,788,292

NET CHANGE IN CASH AND CASH RESERVED FOR USERS	94,367		289,155

CASH AND CASH RESERVED FOR USERS AT BEGINNING OF PERIOD	355,396		66,241

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$449,763		$355,396

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:
CASH	$221,754		$333,974
CASH RESERVED FOR USERS	228,009		21,422
CASH AND CASH RESERVED FOR USERS AT THE END OF PERIOD	$449,763		$355,396

SUPPLEMENTAL INFORMATION:
Interest paid	$119,738		$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of assets of ZenSports Inc.	$-		$6,500,000
Common stock issued for common control transaction	$-		$56,436
Note payable issued for purchase of Series C convertible preferred stock	$-		$1,700,000
Insurance financing	$285,971	$
Payoff of related party note payable with related party line of credit	$1,760,000	$
Common stock issued upon conversion of debt	$10,366,653	$
Derivative and warrants issued for deferred financing costs	$1,404,771		$7,624,859
Deemed dividends on purchase of Series C Convertible preferred stock	$-		$1,006,000

The accompanying notes are an integral part of these audited financial statements.

VIP Play, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

NOTE 1 – OVERVIEW AND ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

VIP Play, Inc. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as VIP Play, Inc. The company has two wholly owned subsidiaries, one was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc., the second KeyStar TN LLC was formed on December 9, 2022. Prior to September 20, 2024, we were known as KeyStar Corp.

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

On September 12, 2022, we entered into an Asset Purchase Agreement between the Company and Excel Members, LLC (“Excel”), a company controlled by Bruce Cassidy, the chairman of our board of directors, to acquire certain assets of Excel a company of which a Company controlled by Mr. Cassidy is the manager, and effectively has a controlling interest. Excel acquired certain assets of a company, Ultimate Gamer, LLC, which was formerly an Esports tournament company, through the assignment for the benefit of the creditor’s court process. See Notes 3, 13 and 15.

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

Basis of Presentation

The consolidated financial statements presented in this report are of VIP Play, Inc. and its wholly owned subsidiaries. The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principals of Consolidation

The consolidated financial statements represent the results of VIP Play, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation of these entities.

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

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $43,504,774 as of June 30, 2024. The Company had a net loss from continuing operations of $30,385,693, a working capital deficit of $20,782,894 and negative cash flows of $11,301,366 from operations for the year ended June 30, 2024. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Cash and Equivalents

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2024, the Company maintained a total cash balance which was $9,304 in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by KeyStar TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of June 30, 2024 and 2023, approximately $228,000 and $21,000 was reserved for users.

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

Internally developed capitalized software and website development and the VIP Play, Inc. trade name is stated at cost, less accumulated amortization on the balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets greater than $5,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. Developed technology is principally related to technological assets acquired through Asset Purchase Agreements which are recorded at relative fair value based on the purchase consideration, less accumulated amortization on the balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings. As of June 30, 2023, the developed technology was placed in service on June 8, 2023. See Note 3.

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

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company performed a qualitative test as of June 30, 2023, and determined that the common control developed technology and trademarks acquired would no longer be invested in and would not be generating cash flows for the foreseeable future. Impairment charges of $48,533 related to these intangible assets were expensed (See Notes 3 and 4). The Company did not record any impairment charges related to intangibles assets during the year ended June 30, 2024.

Lease Commitments

On October 1, 2023, the Company entered into a lease for office space in Miami, Florida. The lease expires on October 31, 2024, and has a minimum monthly lease payment of $6,500.

On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expires on February 1, 2025, and has a monthly lease payment of $1,600.

Total rental expense for the years ended June 30, 2024 and 2023 was $97,618 and $55,615, respectively.

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

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the years ended June 30, 2024, or 2023.

Description	Total fair value at June 30, 2024	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$11,273,000	$-	$-	$11,273,000

Description	Total fair value at June 30, 2023	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$6,859,452	$-	$-	$6,859,452

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2024, and June 30, 2023, the Company had a derivative liability of $11,273,000 and $6,859,452, respectively.

Players Balances

Players balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. The balances as of June 30, 2024 and 2023, are comprised of players betting deposits and contestant prize winnings for eSports and other promotional events. During May 2023, the Company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500,000 Surety Bond (see Note 12) of not less than the players liability balance at any given day. During the nine months ended March 31, 2024, the Company became non-compliant with this requirement and quickly resolved the reserve deficiency as required. As of June 30, 2024 and 2023, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

All prior business operations, including sales and revenues, are included in the net income (loss) from discontinued operations, net of income taxes in the statement of operations. For the year ended June 30, 2023, the Company recognized e-commerce sales of products $101 and Convention services revenues of $435. No prior business revenues were recorded during the year ended June 30, 2024.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended June 30, 2024 and 2023, advertising costs were $3,517,265 and $276,783, respectively.

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

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2024 and 2023 the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the year ended June 30, 2024	For the year ended June 30, 2023
Stock Options	4,250,000	6,500,000
Series B Preferred Shares	1,169,300	1,169,300
Series C Preferred Shares	-	8,333,327
Warrants	10,000,000	5,600,000
Shares issuable upon conversion of line of credit	26,551,338	17,130,907
Shares issuable upon conversion of convertible notes	2,125,000	-
Total potentially dilutive shares	44,095,638	38,733,534

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023, for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 did not impact the Company’s consolidated financial statements.

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - EQUIPMENT

The Company’s equipment consisted of the following as of:

	June 30, 2024	June 30, 2023
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	2,827	1,167
Equipment, net	$2,153	$3,813

Equipment at June 30, 2024 and 2023 consisted of computers. Depreciation expense of equipment during the years ended June 30, 2024, and 2023 was $1,660 and $1,740, respectively.

NOTE 3 - STRATEGIC ASSET ACQUISITIONS

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

Subsequently, during the year ended June 30, 2023, management determined that the acquired developed technology and trademarks of Ultimate Gamer, LLC would no longer be invested in and would not be generating cash flows for the foreseeable future and the intangible assets were fully impaired in the amount of $48,533. See Notes 1 and 4.

NOTE 4 - LONG LIVED AND OTHER INTANGIBLE ASSETS

The ZenSports, Inc. assumed developed technology and trademark were recorded and allocated using relative fair value, based on a on a third party valuation in accordance with the provisions of ASC 350 of the acquired costs from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. There was no impairment recorded for these assets during the years ended June 30, 2024 or 2023. See Note 3.

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

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the years ended June 30, 2024 and 2023, respectively. See Note 1.

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	June 30, 2024	June 30, 2023
Developed technology	$7,998,598	$7,521,638
Tradenames and trademarks	560,999	560,999
Gaming licenses	135,837	135,837
Impairment charges	(48,533)	(48,533)
Total	8,646,901	8,169,941
Less: accumulated amortization	(1,886,606)	(102,743)
Net carrying value	$6,760,295	$8,067,198

Amortization expense of business intellectual property years ended June 30, 2024 and 2023, was $1,452,172 and $96,154, respectively. Amortization expense of tradenames for the years ended June 30, 2024 and 2023, was $331,689 and $6,589, respectively. Amortization expense is included in the statement of operations.

As of June 30, 2024, intangible assets consisted of the following:

	Estimated Useful Life	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Developed technology	5 years	3.94 Years	$6,678,308	$1,417,285	$5,261,023
Internally developed software	3 years	1.94 Years	1,280,157	347,037	933,120
Trademarks and tradenames	5 years	3.94 Years	539,099	114,409	424,690
Website	3 years	1.27 Years	13,500	7,875	5,625
Total finite lived intangible assets			$8,511,064	$1,886,606	$6,624,458

Indefinite lived intangible assets:
Gaming license	Indefinite		$135,837	$-	$135,837
Total indefinite lived intangible assets:			$135,837	$-	$135,837
Total intangible assets:			$8,646,901	$1,886,606	$6,760,295

The estimated future amortization of intangibles subject to amortization at June 30, 2024 was as follows:

For the Years Ended June 30,	Amount
2025	$1,874,700
2026	1,862,796
2027	1,443,481
2028	1,443,481
Total	$6,624,458

NOTE 5 – PLAYERS BALANCES

Players balances were comprised of sports betting deposits assumed and recorded at the fair market value acquired from ZenSports, Inc. on August 26, 2022, as part of an asset purchase agreement. During May 2023, the Company was approved by the state of Tennessee for its Sports Betting license and commenced Sports Betting operations on June 8, 2023, as such, the Company began accepting new sports betting deposits in addition to recording only payouts on the acquired players liability balances. Players balances were $313,758 and $134,946 as of June 30, 2024 and 2023, respectively.

NOTE 6 - CONVERTIBLE DEBT

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

The fair value of the conversion feature upon issuance of the three notes was $764,593. The fair value of the conversion feature at June 30, 2024 was $592,000. As per ASC 815, the embedded conversion option was bifurcated from the host contract and $85,407 was recorded as the host contract. The fair value of the entire instrument is recorded as a level 3 financial instrument. See Note 1. The conversion option was valued by the Company using the Monte-Carlo model.

The following are the significant assumptions used in the Monte-Carlo model. See Note 9.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 1, 2023	68.2%	4.87%	0%	2.00

NOTE 7 - NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

On April 27, 2020, the Company executed a promissory note with Zixiao Chen, our former Chief Financial Officer for $35,000. The note bears interest at 10% per annum and is due in two business days after demand for payment. The note was repaid in full on July 25, 2022, with $7,853 of accrued interest waived by Ms. Chen as per the terms of the assignment and assumption agreement. The waiver of accrued interest has been recorded in the statement of operations as part of the gain (loss) on assignment of assets for the year ended June 30, 2023. The interest expense for the years ended June 30, 2024 and 2023 was $0 and $240 respectively. See Note 13.

On December 30, 2020, the Company executed a promissory note with TopSight, a company owned by Zixiao Chen, our former Chief Financial Officer for cash proceeds of $30,000. The note bears interest at 10% per annum and is due in two business days after the demand for payment. On December 17, 2021, TopSight entered into a note purchase and assignment agreement with Eagle Investment Group, LLC, a company controlled by Bruce Cassidy (our Chief Executive Officer) the Chairman of our Board of Directors to assign the note to Eagle Investment Group, LLC. Concurrently, we entered into an Allonge agreement with TopSight to change the noteholder from TopSight to Eagle Investment Group, LLC.

As of June 30, 2024 and 2023, the principal balance is $30,000 and $30,000 and accrued interest is $9,746 and $7,496, respectively. The interest expense for the years ended June 30, 2024 and 2023 was $3,000 and $3,000, respectively. See Note 13.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. See Note 10. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The Note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the Note; and (ii) a balloon payment for the balance of the Note is due by the earlier of the 24-month anniversary of the Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. On February 19, 2024, the Company entered into a first amendment to the $1,700,000 promissory note with John Linss. As per the amendment, $425,000 was paid on February 27, 2024 and equal monthly payments of principal and interest of $59,665 shall be paid to Mr. Linss monthly, beginning on April 1, 2024 for a period of twenty-four months. The amended maturity date of the note is the earliest of (a) April 1, 2026, (b) upon the occurrence of an uplisting, the fifth day after the occurrence of the uplisting, or (c) upon the occurrence of a change of control. All other terms of the original note remain the same. The Company has evaluated this amendment and has deemed it a debt modification in accordance with the ASC 470 guidance.

The outstanding principal balance at June 30, 2024, is $1,130,743, with $618,216 being classified as Note Payable- Current on the balance sheet, and accrued interest is $100,190. The outstanding principal balance at June 30, 2023, was $1,700,000, with $850,000 being classified as Note Payable- Current on the balance sheet, and accrued interest was $28,511. The interest expense for the years ended June 30, 2024 and 2023 is $194,934 and $28,511 respectively. See Notes 1, 10, and 13.

The following represents the future aggregate maturities of the promissory note with Mr. Linss as of June 30, 2024, for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending June 30,	Amount
2025	$618,216
2026	512,527
2027	-
2028	-
2029	-
Thereafter	-
Total	$1,130,743

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

The note payable the warrants are issued in a single transaction and as such were allocated among the among the freestanding instruments identified. The warrants were valued by the Company using the Black-Scholes option pricing model with the allocated fair value of $485,017 recorded as a note discount and amortized over the 6 month life of the note.

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

On September 14, 2023, the principal balance of $1,600,000 and the flat funding fee of $160,000 was paid in full by the fourth amended line of credit with Excel Family Partners, LLLP (See Note 8).

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

On May 24, 2024, the Company renewed the short term note payable with a premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $318,557 at an annual percentage rate of 9.60%. After a down payment of $47,784 was made upon execution of the Note, ten monthly payments remained in the amount of $28,382 each. The final monthly payment is due on March 24, 2025. The balance of this Note was $257,612 and $339,694 as of June 30, 2024 and 2023, respectively, and is included as part of Notes Payable – Current in the balance sheet.

NOTE 8- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our Chief Executive Officer) the Chairman of and sole director our board of directors. The note bears interest at 5% per annum. The Note does not constitute a committed line of credit. Loans under the note are made by Excel in its sole and absolute discretion.

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

On July 18, 2023, the Company entered into a Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”) in the principal amount of not more than $5,000,000 (the “Note”). The Note amends and restates that certain Second Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on February 24, 2023, in the principal amount of not more than $4,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Chief Executive Officer and Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. All loans made under the Note accrue interest at a fixed rate per annum equal to 15.0%. In connection with entering into the Note payable agreement, the Company issued Excel a Common Stock Warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through July 17, 2028, on either a cash or cashless basis. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

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

As of the date of the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note, the aggregate outstanding principal balance of all loans was $6,888,801, which includes: (i) the outstanding principal balance under the Former Note of $4,251,877 as of July 24, 2023; (ii) the $500,000 borrowed under the Former Note on August 17, 2023; (iii) conversion of all accrued and unpaid interest under the Former Note through September 13, 2023 in the amount of $376,924; and (iv) the $1,760,000 borrowed under the Note as of September 14, 2023 to pay in full the bridge loan evidenced by the Promissory Note, dated May 5, 2023, in the principal amount of $1,600,000 made by Excel to the Company and the related funding fee due and owing in connection with such bridge loan. See Note 7. On September 15, 2023, the Company borrowed an additional $250,000 under the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note.

On December 27, 2023, a total of $1,540,000 of the principal amount due under the Former Note was assigned from Excel to eight (8) third parties (each, a “Debt Assignee”) pursuant to an Assignment and Assumption for each Debt Assignee. The following day, the Company received a total of nine (9) Conversion Notices which elected, in aggregate, that a total of $10,366,653 of indebtedness under the Former Note be converted at a conversion price of $0.40 per Share (based on the sale by the Company of Shares within the last two years at $0.50 per share multiplied by 80%) into 25,916,632 Shares (the “Conversion Shares”). Excel converted $8,826,653 into 22,066,632 Conversion Shares. The Debt Assignees, collectively, converted $1,540,000 into an aggregate of 3,850,000 Conversion Shares. See Note 10.

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

On December 29, 2023, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $2,000,000 (the “Note”). The Note amends and restates that certain Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on September 14, 2023 in the principal amount of not more than $10,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Chief Executive Officer and Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. In connection with entering into the Note payable agreement, the Company issued Excel a Common Stock Warrant to purchase 2,460,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through September 13, 2028, on either a cash or cashless basis. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

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

At June 30, 2024, the remaining unamortized debt issuance costs were $1,330,173. Amortization of $3,559,088 and $1,952,708 was included in interest expense, respectively during the years ended June 30, 2024 and 2023.

As of June 30, 2024 and 2023, the aggregate outstanding principal balance of all loans under the Note was $7,670,000 and $3,851,877, respectively and accrued interest was $356,002 and 259,541.

NOTE 9 – DERIVATIVE LIABILITIES

On February 24, 2023, July 18, 2023 and September 14, 2023, the Company entered into the second, third and fourth amended and restated discretionary non-revolving line of credit demand notes (“LOC”) with a common control owner (See Note 8). On August 23, 2023, August 28, 2023 and September 1, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with three unrelated parties (See Note 6). The LOC and Convertible Promissory Notes contain conversion options that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives.

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the years ended June 30, 2024 and 2023:

Balance at the beginning of the period	$-
Embedded conversion option of convertible debt	5,888,692
Change in the fair value of the embedded conversion option	970,760
Balance at June 30, 2023	$6,859,452
Embedded conversion option of convertible debt	2,169,364
Derivative liability extinguished upon conversion of debt (Note 8)	(7,288,574)
Change in the fair value of the embedded conversion option	9,532,758
Balance at June 30, 2024	$11,273,000

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using Monte-Carlo model based on various assumptions. See Note 9.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2023	108-114%	4.20-5.18%	0%	.5-2
At June 30, 2024	57.50-68.5%	4.66-5.03%	0%	1.17-2.25

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

Series A Convertible Preferred Stock

On August 30, 2022, the Series A shares owned by TopSight, a company owned by Ms. Chen, the Company’s former Chief Financial Officer, were redeemed and the Company retired all of the Series A shares. During the years ended June 30, 2024 and 2023, there were no issuances of Series A Convertible Preferred Stock. As at June 30, 2024 and 2023, no shares were outstanding.

Series B Convertible Preferred Stock

During the years ended June 30, 2024 and 2023, there were no issuances of Series B Convertible Preferred Stock. As at June 30, 2024 and 2023, 11,693 and 11,693 shares were outstanding, respectively.

Series C Convertible Preferred Stock

On July 11, 2022, the Company sold 2,166,666 shares of its Series C Convertible Preferred Stock at $0.30 per share for total proceeds of $650,000 to related parties. A company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our Chief Executive Officer) the Chairman of our board of directors purchased 1,000,000 shares, Zen SRQ LLC a company associated with a former member of the board of directors purchased 833,332 shares and Core Speed, LLC a Company owned by John Linss our former Chief Executive Officer and former member of our board of directors purchased 333,333 shares. The proceeds were used to fund operations. See Note 1.

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

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of the 3,313,333 shares of Series C Convertible Preferred Stock owned by Linss and Corespeed, LLC. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. See Note 7.

On June 15, 2024, the board of directors approved the issuance of common shares upon conversion of all outstanding Series C Preferred Stock. A total of 2,799,444 shares of common stock was issued upon the conversion of 2,499,998 shares of Series C Preferred stock.

As at June 30, 2024 and 2023, 0 and 2,499,998 shares were outstanding, respectively.

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

On December 28, 2023, a total of 25,916,632 shares of common stock were issued upon conversion of $10,366,653 notes payable. See Note 8. The fair market value of the total shares issued was $12,958,316 based on the most recent sales price of common stock ($.50 per share). A loss on conversion of debt and related derivative liability in the amount of $798,873 was recorded on the statement of operations. See Note 8

On January 8, 2024 the Company sold 400,000 shares of common stock to an unrelated party for cash proceeds of $300,000.

On June 15, 2024, the board of directors approved the issuance of common shares upon conversion of all outstanding Series C Preferred Stock. A total of 2,799,444 shares of common stock was issued upon the conversion of 2,499,998 shares of Series C Preferred stock.

On June 28, 2024, the board of directors approved the issuance of 973,915 shares of common stock upon the cashless exercise of 1,043,479 warrants.

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

Below is a table summarizing the changes in stock options outstanding for the year ended June 30, 2024:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2023	3,250,000	9 years	$0.50	$-
Options exercisable as of June 30, 2023	717,361	9 years	$0.50	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	1,175,000	-	0.50	$-
Options outstanding as of June 30, 2024	2,075,000	7.65 years	$0.50	$518,750
Options exercisable as of June 30, 2024	1,517,361	7.65 years	$0.50	$379,340

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant. The assumptions used during the year ended December June 30, 2024 were as follows:

Year Ended June 30, 2024
Exercise Price:	$0.50
Volatility:	111.60%
Risk Free Rate:	4.20%
Vesting Period:	10 years
Expected Life	1.5 years

As of June 30, 2024 there was $365,850 of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 8 years.

During the year ended June 30, 2024, 1,175,000 stock options were forfeited upon the termination of employment of two executives and one employee as per the terms of their stock option and termination agreements.

As of June 30, 2024, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 3,885,000 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

Mark Thomas served as our Chief Executive Officer, Principal Executive Officer, President, Chief Technology Officer, interim Chief Financial Officer and interim Treasurer from January 10, 2023 until his resignation from all positions effective October 31, 2023. The Company entered into a Consulting Agreement with Thomas, effective November 1, 2023 for professional services. As part of the Consulting Agreement, Thomas received bi-monthly compensation at a rate of $200 per hour and reimbursement for all reasonable travel, entertainment, and other expenses incurred by Thomas in connection with his duties under the Consulting Agreement. The Consulting Agreement is for a term of 12 months, and could be terminated by either party at any time, without cause or further obligation, with at least fifteen (15) calendar days’ written notice. This agreement was terminated on January 27, 2024.

On March 1, 2024, the board of directors of the Company appointed James Mackey as the Company’s new Chief Financial Officer, Principal Financial and Accounting Officer and Treasurer, effective immediately. He received an offer letter stating that he will receive an annual salary of $275,000. He is also eligible to participate in the Company’s other benefit plans.

During August 2022, the Company entered into a 60-month contract extension with a vendor for hosting services in Nevada with the intention of using said service in multiple domestic and international jurisdictions pursuant to the Company’s expansion plans at that time. During May 2023, the Company was informed by the Tennessee Sports Wagering and Advisory Council that the vendor was not approved for hosting Sports Betting technology in Tennessee. Since the services cannot be used in Tennessee and the Company is no longer actively engaged in seeking gaming licensing in other domestic or international jurisdictions, prior to June 30, 2023, the Company entered into negotiations to settle the remaining contract and an accrued balance of $262,834 was recorded for the remaining balance of the contract. On July 31, 2024 a settlement with the vendor was reached whereas one remaining monthly payment of $5,364 was owed and the balance of $187,739 would be forgiven. This balance was reversed on the balance sheet at June 30, 2024 and recorded against general and administrative expenses.

During May 2023, the Company was issued $500,000 in a surety bond at an annual premium cost of $12,500 and during May 2024, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through June 30, 2024. See Note 1.

On February 23, 2024, a Complaint and Demand for Arbitration was filed against us with the American Arbitration Association, Las Vegas Regional Office. The complaint alleges that the Company made misrepresentations of material facts and engaged in deceptive trade practices in connection with the purchase of certain assets pursuant to an asset purchase agreement dated August 26, 2022. The Claimant was requesting an award of recission damages in the amount of $6,500,000, plus three times that amount as treble damages pursuant to Nevada Revised Statutes 598A.210. We believe the claims made by the Claimant are without merit and we refuted such claims. A settlement and release agreement was entered into on May 23, 2024, whereas Excel Family Partners, LLLP will purchase and ZenSports will sell 1,000,000 (one million) shares of the VIP Play, Inc. Stock and an unsecured promissory note with an initial principal balance of Six Hundred Thousand Dollars ($600,000), payable to ZenSports (the “Note”), which shall be personally guaranteed by Mr. Cassidy.

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

Linss and CoreSpeed, LLC, as part of the above-noted separation and release agreement, have agreed to sell and VIP Play, Inc. has agreed to purchase all of the Subject Shares for a total of $2,000,000 pursuant to the terms of the stock redemption and purchase agreement. See Notes 1 and 10.

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

Transactions with our former Chief Executive Officer and current Chairman of our Board of Directors:

On July 11, 2022, the Company sold 1,000,000 shares of its convertible preferred series C stock at $0.30 per share for total proceeds of $300,000 to a company managed by a member of Excel Family Partners, LLLP a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) and the Chairman of our board of directors. See Note 10.

On August 16, 2022, the non-revolving line of credit demand with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors, which can exert significant influence over the Company, was increased to $2,000,000 under the same terms and conditions. See Notes 8 and 13.

On February 24, 2023, the Company entered into a second amended and restated discretionary non-revolving line of credit demand note with Excel in the principal amount of not more than $4,000,000 and granted a common stock warrant exercisable up to 4,000,000 shares of the Company’s common stock. See Notes 8 and 13.

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors in the principal amount of $1,600,000. The Note matures on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 is due and payable in full at loan maturity. In connection with entering the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis. On September 14, 2023, this Note and the flat funding fee were paid in full from the Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”). See Notes 7 and 13.

On July 18, 2023, the Company entered into a Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”) in the principal amount of not more than $5,000,000 and granted a common stock warrant exercisable up to 1,000,000 shares of the Company’s common stock. See Notes 8 and 13.

On September 14, 2023, the Company entered into a Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $10,000,000 and granted a common stock warrant exercisable up to 3,400,000 shares of the Company’s common stock. See Notes 8 and 13.

A total of $10,366,653 of indebtedness under the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note was converted into shares of common stock (the “Shares”) at a conversion price of $0.40 per Share (based on the sale by the Company of Shares within the last two years at $0.50 per share multiplied by 80%) on December 28, 2023. See Note 10.

On December 29, 2023, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $2,000,000 and granted a common stock warrant exercisable up to 2,460,000 shares of the Company’s common stock. See Notes 8 and 13.

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

We purchased a portion of UG assets, consisting primarily of intellectual property, including trademarks, domain name registrations, and UG’s databases of users and gamers for 1,500,000 shares of our common stock. See Notes 3 and 10.

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

NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2024 and 2023 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended June 30, 2024 and 2023.

A reconciliation of the differences between the effective and statutory income tax rates for the years ended June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
	Amount	Percent	Amount	Percent
Federal statutory rates	$(3,511,140)	21.0%	$(1,474,929)	21.0%
State income taxes	(285,468)	1.7%	(119,917)	1.7%
Valuation allowance against net deferred tax assets	3,796,608	-22.7%	1,594,846	-22.7%
Effective rate	$-	0.0%	$-	0.0%

At June 30, 2024 and 2023, the significant components of the deferred tax assets are summarized below:

	June 30, 2024	June 30, 2023
Deferred income tax asset
Net operating loss carryforwards	$5,532,054	$1,719,859
Debt extinguishment/modification	614,946	436,407
Depreciation and amortization	135,395	(106,863)
Gain or loss on sale	(128)	(128)
Unrealized gains and losses on investments	2,352,522	222,062
Impairments	14,276	14,276
Accrued Interest	151,482	69,574
Non-cash compensation	41,600	18,118
Capitalized Sec 174 R&D	226,025	60,649
Amortization of 174 R&D	(34,732)	(6,065)
Total deferred income tax asset	9,033,440	2,427,889
Less valuation allowance	(9,033,440)	(2,427,889)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $6,605,551 in June 2024 as a result of the Company generating additional net operating losses.

The Company has recorded as of June 30, 2024 and 2023 a valuation allowance of $9,033,440 and $2,427,889, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2024 and 2023.

The Company has net operating loss carry-forwards of approximately $24,000,000. The June 30, 2020, 2021, 2022, and 2023 tax years are still subject to audit.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2024, to the date, these financial statements were issued, and as of September 23, 2024, there were no other material subsequent events to disclose in these financial statements with the exception of the events below.

On July 25, 2024, the maturity dates of the Convertible Note Purchase Agreements and Convertible Promissory Notes with all three unrelated parties were extended for the additional term of one year. All other terms of the agreements remained the same.

On August 7, 2024, $4,410,000 of the balance on the Fifth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note was transferred to a new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP in the principal amount of not more than $5,000,000. The remaining $4,110,000 of the balance was transferred to a Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP. See below.

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

On August 28, 2024, the Company borrowed an additional $475,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

On September 11, 2024, the Company borrowed an additional $450,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

As of September 23, 2024, $4,410,00 was outstanding on the Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP and $5,735,000 was outstanding on the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP

On August 5, 2024, the board of directors approved the winding down and dissolution of its wholly owned subsidiary, UG Acquisition Sub, Inc.

On September 20, 2024, the Company changed its legal name from KeyStar Corp. to VIP Play Inc. and changed the per share par value of its capital stock from $0.0001 to $0.001. See Note 1.

