Form 10-Q
period 2024-09-30
VIP Play, Inc.
filed 2024-11-08
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(Former name or former address, if changed since last report): N/A

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of November 8, 2024, was 72,661,657 shares, par value $0.001 per share.

VIP Play, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited), and June 30, 2024;

F-3	Condensed Consolidated Statements of Operations for the three months ended September 30, 2024, and 2023 (unaudited);

F-4	Condensed Consolidated Statement of Stockholders’ Deficit for the three month period ended September 30, 2024, and 2023 (unaudited);

F-6	Condensed Consolidated Statements of Cash Flow for the three months ended September 30, 2024, and 2023 (unaudited);

F-7	Notes to Condensed Consolidated Financial Statements.

1

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(unaudited)
ASSETS

Current assets:
Cash	$342,186	$221,754
Cash reserved for users	202,188	228,009
Prepaid expenses and other current assets	523,219	795,663
Total current assets	1,067,593	1,245,426

Other assets:
Equipment, net	1,738	2,153
Intangible assets, net	6,400,086	6,760,295
Debt issuance costs, net	689,512	1,330,173
Security deposit	12,236	12,236
Total other assets	7,103,572	8,104,857

Total assets	$8,171,165	$9,350,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,041,252	$1,408,729
Accrued expenses - related party	684,391	371,598
Players balances	261,799	313,758
Notes payable – current	813,620	875,828
Notes payable - related party, net of discount	30,000	30,000
Convertible notes, net	85,407	85,407
Line of credit - related party	10,395,000	7,670,000
Derivative liability	12,925,000	11,273,000
Total current liabilities	26,236,469	22,028,320

Long-term liabilities:
Notes payable - long-term	346,470	512,527
Total long-term liabilities	346,470	512,527

Total liabilities	26,582,939	22,540,847

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	September 30, 2024	June 30, 2024
	(unaudited)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized
Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 0 and 0 shares issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	-	-
Common stock, $0.001 par value, 475,000,000 shares authorized, 71,994,990 and 71,994,990 shares issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	71,994	7,199
Additional paid-in capital	30,278,695	30,295,318
Accumulated deficit	(48,774,156)	(43,504,774)
Total stockholders’ deficit	(18,411,774)	(13,190,564)

Total liabilities and stockholders’ deficit	$8,171,165	$9,350,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,
	2024	2023

Negative gaming revenues	$(3,337)	$(218,624)

Costs of gaming revenue	96,232	405,244

Net gaming loss	(99,569)	(623,868)

Operating expenses:
Salaries and wages	925,801	815,341
Depreciation and amortization	472,223	432,427
Sales and marketing	116,362	1,216,067
General and administrative	988,564	708,002

Total operating expenses	2,502,950	3,171,837

Other income (expense):
(Loss) gain on change in fair value of derivative	(1,652,000)	329,235
Interest expense	(61,408)	(39,252)
Interest expense - related party	(953,455)	(1,552,580)

Total other expense	(2,666,863)	(1,262,597)

Net loss	$(5,269,382)	$(5,058,302)
Less: deemed dividend from the purchase of Series C preferred stock	-	(1,006,000)
Net loss attributable to common stockholders	(5,269,382)	(6,064,302)

Net loss per common share - basic and diluted	$(0.07)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	73,164,290	41,905,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$(13,119,081)	$(433,017)
Fair value of vested incentive stock -	-	-		-		-		-	112,720	-	112,720
Fair value of warrant granted as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,753,037	-	1,753,037
Net loss for the period	-	-	-	-	-	-	-	-	-	(5,058,302)	(5,058,302)

Balance, September 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$14,535,687	$(18,177,383)	$(3,625,562)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$7,199	$30,295,318	$-	$(43,504,774)	$(13,190,564)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	48,172	-	-	48,172

Change in par value of common stock	-	-	-	-	-	-	-	64,795	(64,795)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,269,382)	(5,269,382)

Balance, September 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$71,994	$30,278,695	$-	$(48,774,156)	$(18,411,774)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,269,382)	$(5,058,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs – related party	640,662	935,248
Depreciation and amortization	472,223	432,427
Incentive stock option expense	48,172	112,720
Discount on related party note payable	-	323,345
Loss (gain) on change in fair value of derivative	1,652,000	(329,235)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	272,447	332,878
Accounts payable and accrued expenses	(367,477)	443,631
Accounts payable and accrued expenses - related party	312,793	(82,937)
Players balances	(51,958)	1,289,144
Net cash used in operating activities	(2,290,520)	(1,601,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software	(111,604)	(111,000)
Net cash used in investing activities	(111,604)	(111,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit, related party	2,725,000	1,776,924
Proceeds from convertible notes	-	850,000
Repayments of note payable, current	(228,265)	(113,222)
Net cash provided by financing activities	2,496,735	2,513,702

NET CHANGE IN CASH	94,611	801,621

CASH AT BEGINNING OF PERIOD	449,763	355,396

CASH AT END OF PERIOD	$544,374	$1,157,017

DISCLOSURE OF CASH AND CASH RESERVERD FOR USERS:

CASH	342,186	113,593

CASH RESERVED FOR USERS	202,188	1,043,424

CASH AT END OF PERIOD	$544,374	$1,157,017

SUPPLEMENTAL INFORMATION:
Interest paid	$56,120	$8,500

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Payoff of related party note payable with related party line of credit	$-	$1,760,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 1 – OVERVIEW AND ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

VIP Play, Inc., formerly known as KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada, as VIP Play, Inc. Up until August 5, 2024, the company had two wholly owned subsidiaries, one was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc., the second KeyStar TN LLC was formed on December 9, 2022. On August 5, 2024, the board of directors approved the winding down and dissolution of its wholly owned subsidiary, UG Acquisition Sub, Inc. Prior to September 20, 2024, we were known as KeyStar Corp.

Currently the singular focus is on business-to-consumer (B2C) sports betting in one targeted jurisdiction, Tennessee. In May 2023, the Company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023.

Basis of Presentation

The foregoing unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended June 30, 2024. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three month period ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. The condensed consolidated balance sheet at June 30, 2024, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $48,774,156 as of September 30, 2024. The Company had a net loss from operations of $5,269,382 and negative cash flows of $2,290,520 from operations for the three months ended September 30, 2024. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through placement of preferred and/or common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by securing a related party line of credit, a related party note payable, a note payable, issuing preferred stock, and issuing common stock through private placements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2024, the Company’s cash balance exceeded the FDIC limits by approximately $92,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by KeyStar TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of September 30, 2024 and June 30, 2024, approximately $202,000 and $228,000 was reserved for users.

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

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the three months ended September 30, 2024 and 2023.

Lease Commitments

On October 1, 2023, the Company entered into a lease for office space in Miami, Florida. The lease expired on October 31, 2024, and was not renewed. The lease has a minimum monthly lease payment of $6,500.

On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expires on February 1, 2025, and has a monthly lease payment of $1,600.

Total rental expense for the three months ended September 30, 2024 and 2023 was $26,220 and $21,652, respectively.

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

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the three months ended September 30, 2024, or 2023.

Description	Total fair value at September 30, 2024	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$12,925,000	$-	$-	$12,925,000

Description	Total fair value at June 30, 2024	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$11,273,000	$-	$-	$11,273,000

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2024, and June 30, 2024, the Company had a derivative liability of $12,925,000 and $11,273,000, respectively.

Players Balances

Players balances were comprised of players betting deposits and contestant prize winnings for promotional events.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500,000 Surety Bond (see Note 11) of not less than the players liability balance at any given day. As of September 30, 2024, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended September 30, 2024 and 2023, advertising costs calculated in accordance with U.S. GAAP were $116,362 and $1,216,067, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2024 and June 30, 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2024 and June 30, 2024, we had no unrecognized tax benefits.

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2024 and June 30, 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the three months ended September 30, 2024	For the year ended June 30, 2024
Stock Options	4,250,000	4,250,000
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,000,000	10,000,000
Shares issuable upon conversion of convertible notes	2,125,000	2,125,000
Shares issuable upon conversion of line of credit	27,657,613	26,551,338
Total potentially dilutive shares	45,201,913	44,095,638

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. This ASU had no impact on the Company as the Company reports on one segment.

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

NOTE 2 - EQUIPMENT

The Company’s equipment consisted of the following as of:

	September 30, 2024	June 30, 2024
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	3,242	2,827
Equipment, net	$1,738	$2,153

Depreciation expense of equipment during the three months ended September 30, 2024, and 2023 was $415 and $415, respectively.

NOTE 3 - LONG LIVED AND OTHER INTANGIBLE ASSETS

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	September 30, 2024	June 30, 2024
Developed technology	$8,083,564	$7,971,965
Tradenames and trademarks	539,099	539,099
Gaming licenses	135,837	135,837
Total	8,758,500	8,646,901
Less: accumulated amortization	(2,358,414)	(1,886,606)
Net carrying value	$6,400,086	$6,760,295

Amortization expense of business intellectual property for three months ended September 30, 2024, and 2023, was $444,853 and $405,056, respectively. Amortization expense of tradenames for the three months ended September 30, 2024, and 2023, was $26,955 and $26,955, respectively. Amortization expense is included in the statement of operations.

As of September 30, 2024, intangible assets consisted of the following:

	Estimated Useful Life	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Developed technology	5 years	3.69 Years	$6,678,303	$1,751,196	$4,927,107
Internally developed software	3 years	1.69 Years	1,391,761	456,854	934,907
Trademarks and tradenames	5 years	3.69 Years	539,099	141,364	397,735
Website	3 years	1.02 Years	13,500	9,000	4,500
Total finite lived intangible assets			$8,622,663	$2,358,414	$6,264,249

Indefinite lived intangible assets:
Gaming license	Indefinite		$135,837	$-	$135,837
Total indefinite lived intangible assets:			$135,837	$-	$135,837
Total intangible assets:			$8,758,500	$2,358,414	$6,400,086

The estimated future amortization of intangibles subject to amortization at September 30, 2024 was as follows:

For the Years Ended June 30,	Amount
2025	$1,514,491
2026	1,862,796
2027	1,443,481
2028	1,443,481
Total	$6,264,249

NOTE 4 - PLAYERS BALANCES

The players balances were comprised of players betting deposits and contestant prize winnings for promotional events. Players balances were $261,799 and $313,758 as of September 30, 2024 and June 30, 2024, respectively.

NOTE 5 - CONVERTIBLE DEBT

On August 23, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with an unrelated party in the principal amount of $200,000. On August 28, 2023, the Company entered into a Note Purchase Agreement and a Convertible Promissory Note with another unrelated party in the principal amount of $500,000. On September 1, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with a third unrelated party in the principal amount of $150,000. These Notes are part of a private convertible debt offering of up to $2,000,000 the Company is undertaking to raise additional reserve funds required to cover increases in wagers. The outstanding principal under the Notes, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by us on the date that is one year following the date of issuance of each of the Notes. Accrued interest is to be paid monthly in cash beginning the first month after the issuance of each of the Notes. The Company has no right to prepay all or any portion of the outstanding principal under the Notes prior to the Maturity Date. The outstanding principal under the Notes and accrued and unpaid interest are convertible into shares of the Company’s common stock, par value $.001 per share, at a conversion price equal to 80% of the lowest price per share that we sell shares of our common stock during the period beginning with the date of issuance of each of the Notes until the Maturity Date, and if no shares are sold in such period, at a conversion price equal to $1.00 per share. The number of Conversion Shares issuable upon the conversion of the Notes is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

The conversion option was valued by the Company using the Monte-Carlo model.

The following are the significant assumptions used in the Monte-Carlo model. See Note 8.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 1, 2023	68.2%	4.87%	0%	2.00

In August 2024 all three of these Convertible Notes were extended for an additional year.

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

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

As of September 30, 2024, and June 30, 2024, the principal balance is $30,000 and $30,000 and accrued interest is $11,246 and $10,496, respectively. The interest expense for the three months ended September 30, 2024 and 2023 was $750 and $750, respectively.

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

The outstanding principal balance at September 30, 2024, is $982,368, with $635,898 being classified as Note Payable- Current on the balance sheet, and accrued interest is $100,190. The interest expense for the three months ended September 30, 2024 and 2023 is $30,620 and $21,696 respectively.

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors in the principal amount of $1,600,000. The Note matured on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 was payable in full at loan maturity. In connection with entering the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis.

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

On May 24, 2023, the Company entered into a short term note payable with a premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $434,250 at an annual percentage rate of 8.88%. After a down payment of $72,994 was made upon execution of the Note, ten monthly payments remained in the amount of $37,744 each. The final monthly payment was paid on March 24, 2024.

On May 24, 2024, the Company renewed the short term note payable with the premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $318,557 at an annual percentage rate of 9.60%. After a down payment of $47,784 was made upon execution of the Note, ten monthly payments remained in the amount of $28,382 each. The final monthly payment is due on March 24, 2025. The balance of this Note was $177,722 and $257,612 as of September 30, 2024 and June 30, 2024, respectively, and is included as part of Notes Payable – Current in the balance sheet.

The following represents the future aggregate maturities of the notes payable and notes payable-related party as of September 30, 2024, for each of the five (5) succeeding years and thereafter as follows:

Twelve months ending September 30,	Amount
2025	$843,620
2026	346,470
2027	-
2028	-
2029	-
Thereafter	-
Total	$1,190,090

NOTE 7- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of and sole director our board of directors. The note bears interest at 5% per annum. The Note does not constitute a committed line of credit. Loans under the note are made by Excel in its sole and absolute discretion. On August 16, 2022, the non-revolving line of credit demand note was - amended under the same terms and conditions.

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

On September 26, 2024, the Company borrowed an additional $550,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

As of September 30, 2024, $4,110,00 was outstanding on the Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP and $6,285,000 was outstanding on the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP

At September 30, 2024, the remaining unamortized debt issuance costs were $689,512. Amortization of $640,662 and $935,248 was included in interest expense, respectively during the three months ended September 30, 2024 and 2023.

As of September 30, 2024 and June 30, 2024, the aggregate outstanding principal balance of all loans under the Note was $10,395,000 and $7,670,000, respectively and accrued interest was $668,045 and 356,002.

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended September 30, 2024:

Balance at June 30, 2024	$11,273,000
Change in the fair value of the embedded conversion option	1,652,000
Balance at September 30, 2024	$12,925,000

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2024	57.5-68.5%	4.66-5.03%	0%	1.17-2.25
At September 30, 2024	61.2-61.5%	3.66-4.04%	0%	.92-2.00

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share; of which 2,000,000 shares have been designated as Series A Convertible Preferred Stock, 12,000 shares have been designated as Series B Convertible Preferred Stock and 6,700,000 shares have been designated as Series C Convertible Preferred Stock.

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

Series A Convertible Preferred Stock

During the three months ended September 30, 2024 and 2023, there were no issuances of Series A Convertible Preferred Stock and as at September 30, 2024 and June 30, 2024, no shares were outstanding.

Series B Convertible Preferred Stock

During the three months ended September 30, 2024 and 2023, there were no issuances of Series B Convertible Preferred Stock and as at September 30, 2024 and June 30, 2024, 11,693 and 11,693 shares were outstanding.

Series C Convertible Preferred Stock

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

As at September 30, 2024 and June 30, 2024, no shares were outstanding.

Common Stock

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

NOTE 10 - STOCK OPTIONS

On April 10, 2023, the board of directors (the “Board”) approved the 2023 stock option plan (“2023 Plan”). The 2023 Plan was subject to the approval of our stockholders within 12 months of the Board’s approval. In connection with the approval of the 2023 Plan, the Board granted Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 3,250,000 shares of our common stock at an exercise price of $0.50 per share (the “Awards”).

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

Below is a table summarizing the changes in stock options outstanding for the three months ended September 30, 2024:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2024	2,075,000	7.65 years	$0.50	$518,750
Options exercisable as of June 30, 2024	1,517,361	7.65 years	$0.50	$379,340
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	$-
Options outstanding as of September 30, 2024	2,075,000	7.40 years	$0.50	$518,750
Options exercisable as of September 30, 2024	1,649,653	7.40 years	$0.50	$412,413

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant. The assumptions used during the three months ended September 30, 2024 were as follows:

Three Months Ended September 30, 2024
Exercise Price:	$0.50
Volatility:	111.60%
Risk Free Rate:	4.20%
Vesting Period:	10 years
Expected Life	1.5 years

As of September 30, 2024, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 3,835,000 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

During May 2023, the Company was issued $500,000 in a surety bond at an annual premium cost of $12,500 and during May 2024, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through September 30, 2024.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

Transactions with our former Chief Financial Officer:

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

Transactions with our current Chief Executive Officer and current Chairman of our Board of Directors:

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

On September 26, 2024, the Company borrowed an additional $550,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024, to the date these financial statements were issued, and as of November 8, 2024, there were no other material subsequent events to disclose in these financial statements with the exception of the events below.

Subsequent to the period end, and through November 8, 2024, the Company borrowed an additional $675,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

On November 1, 2024, the Company entered into an agreement with a sports betting services provider for a term of four years after the software implementation. The terms of the agreement call for an upfront payment in the amount of $240,000 and a second payment of $240,000 to be paid upon the implementation. The agreement also calls for business fees that will vary based upon yearly gross gaming revenues commencing with the first live launch and ranging from 10% to 14% of net gaming revenues.

On November 6, 2024 the Company sold 666,667 shares of common stock to two unrelated parties for cash proceeds of $500,000 as part of a private offering.

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

Our current business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our business is https://www.vipplayinc.com. The information on our website is not made a part of this Quarterly Report. Our headquarters address is 1645 Pine Tree Ln, Suite 2, Sarasota, FL 34236. Our phone number is: (866) 783-9435.

Results of Operations for the Three Months Ended September 30, 2024, and 2023

During the three months ended September 30, 2024, and 2023, we incurred net losses from continuing operations of $5,269,382 and $5,058,302, respectively.

For the three months ended September 30, 2024 and 2023, we had negative gaming revenues of $3,337 and $218,624. Negative gaming revenues consisted of net sports betting revenues which commenced in June of 2023 upon the approval of our gaming license. Our negative gaming revenues decreased by approximately $215,000 during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. During the current quarter, we lowered our marketing expenses and betting limits, which led to lower betting handle that would enable us to strategically focus on technology updates and risk management improvements.

The significant driver to our loss in the current period is principally related to the loss on change in fair value of derivatives, along with increases in salaries, wages, and contracting fees to ready our acquired technology for operating in Tennessee as well as legal, professional and abandoned jurisdictional licensing fees associated with our licensing activities and legal fees associated with fundraising. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations. In addition, we had non-cash expenses contributing to our loss for debt amortization costs of $640,662 and $935,248, respectively, as part of the restructuring of the related party demand line of credit and interest expense on notes payable of $374,201 and $656,583 for the three months ended September 30, 2024 and 2023.

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

As of September 30, 2024, we had total current assets of $1,067,593, total current liabilities of $26,236,469, and a total working capital deficit of $25,168,876. Net cash used in operating activities was $2,290,520 during the three months ended September 30, 2024, compared to $1,601,081 during the three months ended September 30, 2023. The decrease in the use of cash in operating activities is principally the result of a $1,816,912 decrease in net operating assets and liabilities and an increase in non-cash transactions of $1,338,552, and an increase in the net loss of $211,079.

Net cash used in investing activities remained fairly consistent during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Net cash provided by financing activities decreased by $16,967 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease is primarily due to proceeds from convertible notes issued during the three months ended September 30, 2023, and is partially offset by increased draws from the related party demand line of credit during the three months ended September 30, 2024.

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

We purchased the assets of ZenSports and Ultimate Gamer so we could offer gambling, eSports entertainment, and DeFi opportunities through the acquired technology we are currently enhancing. In January 2023, John Linss our former Chief Executive Officer (CEO) resigned. As a result of this change in leadership and consultation with the Board, we adjusted our business plan to solely focus on sports betting in one jurisdiction, Tennessee, for the foreseeable future. Our current management team believes this singular focus will facilitate the revenue generation process more quickly and cost-effectively by focusing on our limited resources.

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

Off Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

Going Concern

As of September 30, 2024, we had a working capital deficit of $25,168,876. We had a net loss from operations of $5,269,382 for the three months ended September 30, 2024. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we commence our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements. Because of these conditions, we will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues. There are no assurances that we will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support our working capital requirements. To the extent that funds generated are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations.

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

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of our fiscal year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.3*	Amended and Restated Bylaws, Updated for Name Change
10.1	Sixth Amended and Restated Discretionary Convertible Revolving Line Of Credit Demand Note dated as of August 5, 2024 made by KeyStar Corp.	8-K	10.1	08/13/2024
10.2	Discretionary Convertible Revolving Line Of Credit Demand Note dated as of August 6, 2024 made by KeyStar Corp.	8-K	10.2	08/13/2024
10.3	Form of First Amendment to Convertible Note Purchase Agreement of VIP Play, Inc.	8-K	10.1	09/24/2024
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP PLAY, INC.
(Registrant)

Date: November 8, 2024

	By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial Officer)

