Form 10-Q
period 2024-12-31
VIP Play, Inc.
filed 2025-02-10
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of February 10, 2025, was 72,832,857 shares, par value $0.001 per share.

VIP Play, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of December 31, 2024 (unaudited), and June 30, 2024;

F-3	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024, and 2023 (unaudited);

F-4	Condensed Consolidated Statement of Stockholders’ Deficit for the three and six month periods ended December 31, 2024, and 2023 (unaudited);

F-6	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024, and 2023 (unaudited);

F-7	Notes to Condensed Consolidated Financial Statements.

1

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(unaudited)
ASSETS

Current assets:
Cash	$73,580	$221,754
Cash reserved for users	158,578	228,009
Prepaid expenses and other current assets	684,524	795,663
Total current assets	916,682	1,245,426

Other assets:
Equipment, net	1,323	2,153
Intangible assets, net	135,837	6,760,295
Debt issuance costs, net	173,779	1,330,173
Security deposit	4,076	12,236
Total other assets	315,015	8,104,857

Total assets	$1,231,697	$9,350,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,076,713	$1,408,729
Accrued expenses - related party	826,595	371,598
Players balances	207,032	313,758
Notes payable – current	823,126	875,828
Notes payable - related party, net of discount	30,000	30,000
Convertible notes, net	85,407	85,407
Line of credit - related party	12,545,000	7,670,000
Derivative liability	9,246,000	11,273,000
Total current liabilities	24,839,873	22,028,320

Long-term liabilities:
Notes payable - long-term	175,673	512,527
Total long-term liabilities	175,673	512,527

Total liabilities	25,015,546	22,540,847

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	December 31, 2024	June 30, 2024
	(unaudited)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized
Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 0 and 0 shares issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	-	-
Common stock, $0.001 par value, 475,000,000 shares authorized, 72,761,658 and 71,994,990 shares issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	72,761	7,199
Additional paid-in capital	30,769,800	30,295,318
Accumulated deficit	(54,638,103)	(43,504,774)
Total stockholders’ deficit	(23,783,849)	(13,190,564)

Total liabilities and stockholders’ deficit	$1,231,697	$9,350,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023

Gaming revenues	$22,181	$(610,199)	$17,829	$(828,822)

Costs of gaming revenue	108,432	504,749	204,664	909,993

Net gaming loss	(86,251)	(1,114,948)	(186,835)	(1,738,815)

Operating expenses:
Salaries and wages	1,074,684	1,740,189	2,000,484	2,555,530
Depreciation and amortization	482,292	438,593	954,515	871,020
Sales and marketing	394,117	1,911,180	509,463	3,127,249
General and administrative	650,407	663,553	1,638,973	1,371,554
Impairment of developed technology and tradename	5,909,318	-	5,909,318

Total operating expenses	8,510,818	4,753,515	11,012,753	7,925,353

Other income (expense):
Other income		-		-
Gain (loss) on change in fair value of derivative	3,679,000	(721,819)	2,027,000	(392,584)
Loss on extinguishment of debt	-	(798,873)	-	(798,873)
Interest expense	(55,862)	(56,091)	(117,270)	(95,342)
Interest expense - related party	(890,016)	(1,342,987)	(1,843,471)	(2,895,568)

Total other income (expense)	2,733,122	(2,919,770)	66,259	(4,182,367)

Net loss	$(5,863,947)	$(8,788,233)	$(11,133,329)	$(13,846,535)
Net loss per common share - basic and diluted	$(0.08)	$(0.21)	$(0.15)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	72,453,324	42,750,108	72,224,157	42,327,554

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

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$7,199	$30,295,318	$-	$(43,504,774)	$(13,190,564)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	48,172	-	-	48,172

Change in par value of common stock	-	-	-	-	-	-	-	64,795	(64,795)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,269,382)	(5,269,382)

Balance, September 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$71,994	$30,278,695	$-	$(48,774,156)	$(18,411,774)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	45,272	-	-	45,272

Issuance of common stock for cash, net of offering costs	-	-	-	-	-	-	766,668	767	445,833	-	-	446,600
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,863,947)	(5,863,947)

Balance, December 31, 2024	-	$-	11,693	$11,693	-	$-	72,761,658	$72,761	$30,769,800	$-	$(54,638,103)	$(23,783,849)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,133,329)	$(13,846,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs – related party	1,156,394	1,955,831
Non-cash compensation	-	764,007
Depreciation and amortization	954,515	871,020
Incentive stock option expense	93,444	191,094
Discount on related party note payable	-	323,345
Impairment of developed technology and tradename	5,909,318	-
Loss on extinguishment of debt	-	798,873
(Gain) loss on change in fair value of derivative	(2,027,000)	392,584
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	215,473	571,646
Accounts payable and accrued expenses	(332,016)	521,946
Accounts payable and accrued expenses - related party	454,997	239,466
Players balances	(106,725)	1,236,475
Net cash used in operating activities	(4,814,929)	(5,980,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software	(238,549)	(225,821)
Net cash used in investing activities	(238,549)	(225,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	446,601	-
Proceeds from line of credit, related party	4,875,000	5,501,925
Proceeds from convertible notes	-	850,000
Repayments of note payable, current	(485,728)	(226,447)
Net cash provided by financing activities	4,835,873	6,125,478

NET CHANGE IN CASH	(217,605)	(80,591)

CASH AT BEGINNING OF PERIOD	449,763	355,396

CASH AT END OF PERIOD	$232,158	$274,805

DISCLOSURE OF CASH AND CASH RESERVERD FOR USERS:

CASH	73,580	29,399

CASH RESERVED FOR USERS	158,578	245,406

CASH AT END OF PERIOD	$232,158	$274,805

SUPPLEMENTAL INFORMATION:
Interest paid	$340,085	$34,000

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued upon conversion of debt	$-	$10,366,653
Derivative and warrants issued upon conversion of debt	$-	$1,404,771
Insurance financing	$96,172	$-
Payoff of related party note payable with related party line of credit	$-	$1,760,000
Common stock and warrants issued for offering costs	$94,348	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 AND 2023

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

Currently the primary focus is on business-to-consumer (B2C) sports betting in one targeted jurisdiction, Tennessee. In May 2023, the Company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023. On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants the Company to the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. See Note 11.

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

Operating results for the three and six month period ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. The condensed consolidated balance sheet at June 30, 2024, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $54,638,103 as of December 31, 2024. The Company had a net loss from operations of $11,133,329 and negative cash flows of $4,814,929 from operations for the six months ended December 31, 2024. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2024, the Company’s cash balance did not exceed the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by KeyStar TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of December 31, 2024 and June 30, 2024, approximately $159,000 and $228,000 was reserved for users.

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

Internally developed capitalized software and website development and the VIP Play, Inc. trade name is stated at cost, less accumulated amortization on the balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets greater than $5,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. Developed technology is principally related to technological assets acquired through Asset Purchase Agreements which are recorded at relative fair value based on the purchase consideration, less accumulated amortization on the balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings. Developed technology was placed in service on June 8, 2023 and fully impaired on December 31, 2024. See Note 3.

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

The Company conducts its annual impairment tests at June 30 of each year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. See Note 3.

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company recorded impairment charges of $5,909,318 during the three months ended December 31, 2024 related to developed technology, internally developed software, website development costs and trademarks. See Note 3.

Lease Commitments

On October 1, 2023, the Company entered into a lease for office space in Miami, Florida. The lease expired on October 31, 2024, and was not renewed. The lease has a minimum monthly lease payment of $6,500.

On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expired on February 1, 2025 and was continued on a month-to-month basis. The prior lease and the new agreement call for monthly lease payments of $1,600.

Total rental expense for the three months ended December 31, 2024 and 2023 was $12,886 and $23,036, respectively. Total rental expense for the six months ended December 31, 2024 and 2023 was $39,105 and $44,688, respectively

ASC Topic 842 provides for certain practical expedients when adopting the guidance. The Company elected to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis.

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

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the six months ended December 31, 2024, or 2023.

Description	Total fair value at December 31, 2024	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$9,246,000	$-	$-	$9,246,000

Description	Total fair value at June 30, 2024	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$11,273,000	$-	$-	$11,273,000

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2024, and June 30, 2024, the Company had a derivative liability of $9,246,000 and $11,273,000, respectively.

Players Balances

Players balances were comprised of players betting deposits and contestant prize winnings for promotional events.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500,000 Surety Bond (see Note 11) of not less than the players liability balance at any given day. As of December 31, 2024, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

Stock-based Compensation

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended December 31, 2024 and 2023, advertising costs calculated in accordance with U.S. GAAP were $394,117 and $1,911,180, respectively. During the six months ended December 31, 2024 and 2023, advertising costs calculated in accordance with U.S. GAAP were $509,463 and $3,127,249, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2024 and June 30, 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2024 and June 30, 2024, we had no unrecognized tax benefits.

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2024 and June 30, 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the six months ended December 31, 2024	For the year ended June 30, 2024
Stock Options	4,150,000	4,250,000
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,050,000	10,000,000
Shares issuable upon conversion of convertible notes	1,416,667	2,125,000
Shares issuable upon conversion of line of credit	22,257,498	26,551,338
Total potentially dilutive shares	39,043,465	44,095,638

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU No. 2023-07 requires all annual disclosures currently required by Topic 280 to be included in interim financial statements and requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We do not expect the adoption of ASU No. 2023-07 to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - EQUIPMENT

The Company’s equipment consisted of the following as of:

	December 31, 2024	June 30, 2024
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	3,657	2,827
Equipment, net	$1,323	$2,153

Depreciation expense of equipment during the three months ended December 31, 2024, and 2023 was $415 and $415, respectively. Depreciation expense of equipment during the six months ended December 31, 2024, and 2023 was $830 and $830, respectively.

NOTE 3 - LONG LIVED AND OTHER INTANGIBLE ASSETS

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	December 31, 2024	June 30, 2024
Developed technology	$8,210,510	$7,971,965
Tradenames and trademarks	539,099	539,099
Gaming licenses	135,837	135,837
Total	8,885,446	8,646,901
Less: accumulated amortization	(2,840,291)	(1,886,606)
Less: impairment	(5,909,318)	-
Net carrying value	$135,837	$6,760,295

Amortization expense of business intellectual property for three months ended December 31, 2024, and 2023, was $454,923 and $411,224, respectively. Amortization expense of tradenames for the three months ended December 31, 2024, and 2023, was $26,955 and $26,955, respectively. Amortization expense of business intellectual property for six months ended December 31, 2024, and 2023, was $899,756 and $816,280, respectively. Amortization expense of tradenames for the six months ended December 31, 2024, and 2023, was $53,910 and $53,910, respectively. Amortization expense is included in the statement of operations.

During the three months ended December 31, 2024 the Company entered into an agreement with a sports betting services provider. See Note 11. As per the terms of the agreement, the Company will integrate our new VIP Play application into the sportsbook as provided by the new provider. The Company expects to launch the new application at the end of March 2025. As of December 31, 2024, the Company has ceased development of the ZenSports technology. As per ASC 360-10, Impairment or Disposal of Long-Lived Assets, these events triggered an impairment test of our finite lived asset as listed below and the carrying amount was deemed to be unrecoverable. An impairment loss of $5,909,318 was recorded at December 31, 2024.

As of December 31, 2024, intangible assets consisted of the following, net of impairment:

	Estimated Useful Life	Remaining Weighted Average Useful Life	Gross Carrying Amount, Net of Impairment	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Gaming license	Indefinite		$135,837	$-	$135,837
Total indefinite lived intangible assets:			$135,837	$-	$135,837

NOTE 4 - PLAYERS BALANCES

The players balances were comprised of players betting deposits and contestant prize winnings for promotional events. Players balances were $207,032 and $313,758 as of December 31, 2024 and June 30, 2024, respectively.

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

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

As of December 31, 2024, and June 30, 2024, a principal amount of $30,000 and $30,000, and accrued interest of $11,996 and $10,496, respectively, is owed to Eagle Investment Group, LLC, a company controlled by Bruce Cassidy, as per a promissory noted entered into on December 17, 2021. The interest expense for the three months ended December 31, 2024 and 2023 was $750 and $750, respectively. The interest expense for the six months ended December 31, 2024 and 2023 was $1,500 and $1,500, respectively.

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

The outstanding principal balance at December 31, 2024, is $829,757, with $654,084 being classified as Note Payable- Current on the balance sheet, and accrued interest is $100,190. The interest expense for the three months ended December 31, 2024 and 2023 is $26,385 and $21,969 respectively. The interest expense for the six months ended December 31, 2024 and 2023 is $57,005 and $43,665 respectively.

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our Chief Executive Officer and the Chairman of our Board of Directors) in the principal amount of $1,600,000. The Note matured on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 was payable in full at loan maturity. In connection with entering the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis.

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

On May 24, 2024, the Company renewed the short term note payable with the premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $318,557 at an annual percentage rate of 9.60%. After a down payment of $47,784 was made upon execution of the Note, ten monthly payments remained in the amount of $28,382 each. The final monthly payment is due on March 24, 2025. The balance of this Note was $95,617 and $257,612 as of December 31, 2024 and June 30, 2024, respectively, and is included as part of Notes Payable – Current in the balance sheet.

On November 6, 2024, the Company entered into a short term note payable with a premium finance company to fund their excess and surplus insurance. The total premiums, taxes and fees financed was $81,262 at an annual percentage rate of 9.65%. After a down payment of $14,540 was made upon execution of the Note, ten monthly payments remained in the amount of $8,490 each. The balance of this Note was $73,425 and $0 as of December 31, 2024 and June 30, 2024 respectively, and is included as part of Notes Payable – Current in the balance sheet.

The following represents the future aggregate maturities of the notes payable and notes payable-related party as of December 31, 2024, for each of the five (5) succeeding years and thereafter as follows:

Twelve months ending December 31,	Amount
2025	$853,126
2026	175,673
2027	-
2028	-
2029	-
Thereafter	-
Total	$1,028,799

NOTE 7- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our Chief Executive Officer and the Chairman of and sole director our board of directors). The note bears interest at 5% per annum. The Note does not constitute a committed line of credit. Loans under the note are made by Excel in its sole and absolute discretion. On August 16, 2022, the non-revolving line of credit demand note was - amended under the same terms and conditions.

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

During the three and six months ended December 31, 2024, the Company borrowed $2,150,000 and $4,875,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP, respectively.

As of December 31, 2024, $4,110,00 was outstanding on the Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP and $8,435,000 was outstanding on the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP

At December 31, 2024, the remaining unamortized debt issuance costs were $173,779. Amortization of $1,156,394 and $1,955,831 was included in interest expense, respectively during the six months ended December 31, 2024 and 2023.

As of December 31, 2024 and June 30, 2024, the aggregate outstanding principal balance of all loans under the Note was $12,545,000 and $7,670,000, respectively and accrued interest was $809,499 and $356,002.

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended December 31, 2024:

Balance at June 30, 2024	$11,273,000
Change in the fair value of the embedded conversion option	(2,027,000)
Balance at December 31, 2024	$9,246,000

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2024	57.5-68.5%	4.66-5.03%	0%	1.17-2.25
At December 31, 2024	57.3-66.0%	4.21-4.37%	0%	.25-1.75

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

Series A Convertible Preferred Stock

During the six months ended December 31, 2024 and 2023, there were no issuances of Series A Convertible Preferred Stock and at December 31, 2024 and June 30, 2024, no shares were outstanding.

Series B Convertible Preferred Stock

During the six months ended December 31, 2024 and 2023, there were no issuances of Series B Convertible Preferred Stock and at December 31, 2024 and June 30, 2024, 11,693 and 11,693 shares were outstanding.

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

As of December 31, 2024 and June 30, 2024, no shares were outstanding.

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

On November 6, 2024 the Company sold 666,668 shares of common stock to two unrelated parties for cash proceeds of $500,000 as part of a private offering. The Company also issued 100,000 shares of common stock, 50,000 warrants and accrued $53,399 as compensation to a placement agent in connection with the offering. The warrants were valued using the Black Scholes model and had a fair value of $19,348. The following are the significant assumptions used in the Black-Scholes model for the warrants:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At November 6, 2024	61.5%	4.27%	0%	5

The common stock and warrants were fully expensed during the six months ended December 31, 2024 and netted against the value of the common stock as offering costs.

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

Below is a table summarizing the changes in stock options outstanding for the six months ended December 31, 2024:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2024	2,075,000	7.65 years	$0.50	$518,750
Options exercisable as of June 30, 2024	1,517,361	7.65 years	$0.50	$379,340
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	$-
Options outstanding as of December 31, 2024	2,075,000	7.15 years	$0.50	$518,750
Options exercisable as of December 31, 2024	1,770,833	7.15 years	$0.50	$442,708

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant.

As of December 31, 2024, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 3,835,000 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

During May 2023, the Company was issued $500,000 in a surety bond at an annual premium cost of $12,500 and during May 2024, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through December 31, 2024.

On November 1, 2024 (and then amended on January 8, 2025), the Company entered into an agreement with a sports betting services provider. Pursuant to the terms of the Agreement, the provider has agreed to provide certain services to the Company to use through their software platform over which gaming and betting transactions with their customers are conducted, including back-office software, player account management software, geo-location software and/or services, e-wallet software and/or services, websites and mobile applications, any underlying operating software, mobile platforms, or other means of remote communication. The Services are to be provided on a non-transferable, non-sub-licensable and non-exclusive basis for a term of five years after the first live launch in respect of the business to consumer sports betting activities that we intend to carry out in certain states, countries or territories. The terms of the agreement call for two lump sum payments, as well as ongoing business fees calculated as a percentage of net gaming revenue that will vary based upon yearly gross gaming revenues commencing with the first live launch.

On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement dated as of December 9, 2024 with Wheeling Island Gaming, Inc., a Delaware corporation, that is the duly licensed owner and operator of the casino commonly referred to as Wheeling Island Hotel Casino Racetrack located near Wheeling, West Virginia.

The operator is the holder of a license from the West Virginia Lottery Commission which permits Operator to operate, manage, administer, and make available online gaming services in West Virginia. Operator does not directly operate online gaming services in West Virginia, such as sports wagering and interactive wagering. Pursuant to the terms and conditions of the Agreement, Operator has granted the Company the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. Interactive gaming services covered by the Agreement include online poker games, online casino games and online sports wagering.

The initial term of the Agreement is for ten years from the date on which the Company’s online gaming services are approved for users to play in accordance with West Virginia gaming laws. Provided that there is not a material breach then continuing by the Company under the Agreement beyond any applicable notice and cure period, and the Agreement has not otherwise been terminated in accordance with its terms, the Company has the right to renew the Agreement.

The terms of the Agreement call for a non-refundable fee to be paid in two equal installments, one within 30 business days from the Signing Date and the second within 90 business days from the Signing Date. The Agreement also requires the Company to pay Operator a percentage of their annual net gaming revenue from the Services, minus a minimum annual revenue guarantee payment to be paid in equal quarterly installments.

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

Transactions with our current Chief Executive Officer and current Chairman of our Board of Directors:

On August 16, 2022, the non-revolving line of credit demand note with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our Chief Executive Officer and the Chairman of our board of directors), which can exert significant influence over the Company, was increased to $2,000,000 under the same terms and conditions. See Notes 6, 7 and 8.

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

On August 7, 2024, the Company entered into a new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $5,000,000 (the “Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock.at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The Note bears interest at 12% and is due on demand and in no event no later than April 1, 2025. During the six months ended December 31, 2024, the company borrowed an additional $4,875,000 under this Note.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024, to the date these financial statements were issued, and as of February 10, 2025, there were no other material subsequent events to disclose in these financial statements with the exception of the events below.

Subsequent to the period end, and through February 10, 2025, the Company borrowed an additional $1,525,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

On February 5, 2025, the Company issued 71,199 shares of common stock for placement agent fees related to the November 6th private offering in lieu of cash compensation, which was accrued on December 31, 2024 as discussed in Footnote 9.

On February 7, 2025, the Company entered into a Player Account Management Services Agreement for a term of four years to enhance its online gaming platform offerings. The terms of the agreement call for a combination of upfront fees as well as monthly platform fees that will vary based upon monthly net gaming revenues.

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

On November 1, 2024 (and then amended on January 8, 2025), we entered into an agreement with a sports betting services provider. Pursuant to the terms of the Agreement, the provider has agreed to provide certain services to us to use through their software platform over which gaming and betting transactions with customers are conducted, including back-office software, player account management software, geo-location software and/or services, e-wallet software and/or services, websites and mobile applications, any underlying operating software, mobile platforms, or other means of remote communication. The services are to be provided on a non-transferable, non-sub-licensable and non-exclusive basis for a term of five years after the first live launch in respect of the business to consumer sports betting activities that we intend to carry out in certain states, countries or territories.

On December 10, 2024, we entered into a Casino and Sportsbook Online Operations Agreement dated as of December 9, 2024 with Wheeling Island Gaming, Inc., a Delaware corporation, that is the duly licensed owner and operator of the casino commonly referred to as Wheeling Island Hotel Casino Racetrack located near Wheeling, West Virginia.

Our current business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our business is https://www.vipplayinc.com. The information on our website is not made a part of this Quarterly Report. Our headquarters address is 1645 Pine Tree Ln, Suite 2, Sarasota, FL 34236. Our phone number is: (866) 783-9435.

Results of Operations for the Three Months Ended December 31, 2024, and 2023

During the three months ended December 31, 2024, and 2023, we incurred net losses from continuing operations of $5,863,947 and $8,788,233, respectively.

For the three months ended December 31, 2024 and 2023, we had gaming revenues of $22,181 and negative gaming revenues of $610,199. Negative gaming revenues consisted of net sports betting revenues which commenced in June of 2023 upon the approval of our gaming license. Our gaming revenues increased by approximately $632,000 during the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 as a result of operational and risk management procedures, technological improvement to our Sports Gaming System software, and a revamped rewards and marketing program.

The significant driver to our loss in the current period is principally related to impairment expense of our intangible assets partially offset by the gain on change in fair value of derivatives. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations.

Results of Operations for the Six Months Ended December 31, 2024, and 2023

During the six months ended December 31, 2024, and 2023, we incurred net losses from continuing operations of $11,133,329 and $13,846,535, respectively.

For the six months ended December 31, 2024 and 2023, we had gaming revenues of $17,829 and negative gaming revenues of $828,822. Negative gaming revenues consisted of net sports betting revenues which commenced in June of 2023 upon the approval of our gaming license. Our gaming revenues increased by approximately $847,000 during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023 as a result of operational and risk management procedures, technological improvement to our Sports Gaming System software, and a revamped rewards and marketing program.

The significant driver to our loss in the current period is principally related to impairment expense of our intangible assets partially offset by the gain on change in fair value of derivatives. Operating and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations.

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

As of December 31, 2024, we had total current assets of $916,682, total current liabilities of $24,839,873, and a total working capital deficit of $23,923,191. Net cash used in operating activities was $4,814,929 during the six months ended December 31, 2024, compared to $5,980,248 during the six months ended December 31, 2023. The decrease in the use of cash in operating activities is principally the result of a $2,337,805 decrease in net operating assets and a decrease in the net loss of $2,713,206.

Net cash used in investing activities remained fairly consistent during the six months ended December 31, 2024, compared to the six months ended December 31, 2023.

Net cash provided by financing activities decreased by $1,289,605 during the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The decrease is primarily due to proceeds from convertible notes issued during the six months ended December 31, 2023.

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

Off Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

Going Concern

As of December 31, 2024, we had a working capital deficit of $23,923,191. We had a net loss from operations of $11,133,329 for the six months ended December 31, 2024. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we commence our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

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

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting related to the restatement of our March 31, 2024 form 10Q.

Planned Remediation of Material Weaknesses

Management is actively engaged in implementing remediation plans to address the material weaknesses described above. These remediation efforts include preparation of written documentation of our internal control policies and procedures, and an increase to personnel and technical accounting expertise within the accounting function.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting and have made significant improvements to date. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of our fiscal year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the ongoing remediation efforts noted above.

PART II - OTHER INFORMATION

Item 6. Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws, Updated for Name Change	10-Q	3.3	11/13/24
10.1	Agreement for the Provision of a Sports Betting Solution dated November 1, 2024 by and between VIP Play, Inc. and Sports Information Services Limited	8-K	10.1	11/07/2024
10.2	Casino and Sportsbook Online Operations Agreement dated as of December 9, 2024 by and between VIP Play, Inc. and Wheeling Island Gaming, Inc.	8-K	10.1	12/16/2024
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP PLAY, INC.
(Registrant)

Date: February 10, 2025

	By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial Officer)

