Form 10-Q
period 2025-03-31
VIP Play, Inc.
filed 2025-05-14
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of May 14, 2025, was 72,832,857 shares, par value $0.001 per share.

VIP Play, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and June 30, 2024;

F-3	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024 (restated) (unaudited);

F-4	Condensed Consolidated Statement of Stockholders’ Deficit for the three and nine month periods ended March 31, 2025 and 2024 (restated) (unaudited);

F-6	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 (restated) (unaudited);

F-7	Notes to Condensed Consolidated Financial Statements.

1

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(unaudited)
ASSETS

Current assets:
Cash	$92,380	$221,754
Cash reserved for users	130,950	228,009
Prepaid expenses and other current assets	1,543,902	795,663
Total current assets	1,767,232	1,245,426

Other assets:
Equipment, net	908	2,153
Intangible assets, net	525,313	6,760,295
Debt issuance costs, net	-	1,330,173
Security deposit	4,076	12,236
Total other assets	530,297	8,104,857

Total assets	$2,297,529	$9,350,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,049,200	$1,408,729
Accrued expenses - related party	1,109,835	371,598
Players balances	181,495	313,758
Notes payable – current	722,042	875,828
Notes payable - related party, net of discount	30,000	30,000
Convertible notes, net	85,407	85,407
Line of credit - related party	16,207,000	7,670,000
Derivative liability	11,688,000	11,273,000
Total current liabilities	31,072,979	22,028,320

Long-term liabilities:
Notes payable - long-term	-	512,527
Total long-term liabilities	-	512,527

Total liabilities	31,072,979	22,540,847

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	March 31, 2025	June 30, 2024
	(unaudited)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized
Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of March 31, 2025, and June 30, 2024, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of March 31, 2025, and June 30, 2024, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 0 and 0 shares issued and outstanding as of March 31, 2025, and June 30, 2024, respectively	-	-
Common stock, $0.001 par value, 475,000,000 shares authorized, 72,832,857 and 71,994,990 shares issued and outstanding as of March 31, 2025, and June 30, 2024, respectively	72,833	7,199
Additional paid-in capital	30,862,211	30,295,318
Accumulated deficit	(59,722,187)	(43,504,774)
Total stockholders’ deficit	(28,775,450)	(13,190,564)

Total liabilities and stockholders’ deficit	$2,297,529	$9,350,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024 (restated)	2025	2024 (restated)

Gaming revenues	$497	$(228,124)	$18,327	$(2,210,702)

Costs of gaming revenue	142,827	277,277	347,492	1,187,270

Net gaming loss	(142,330)	(505,401)	(329,165)	(3,397,972)

Operating expenses:
Salaries and wages	955,966	877,313	2,956,450	3,432,844
Depreciation and amortization	415	451,877	954,930	1,322,897
Sales and marketing	412,224	218,969	920,294	2,135,528
General and administrative	457,073	913,682	2,097,441	2,342,170
Impairment of developed technology and tradename	-	-	5,909,318	-

Total operating expenses	1,825,678	2,461,841	12,838,433	9,233,439

Other expense:
Loss on change in fair value of derivative	2,442,000	4,342,103	415,000	4,734,686
Loss on extinguishment of debt	-	-	-	798,873
Interest expense	42,410	61,649	159,679	156,991
Interest expense - related party	631,666	928,057	2,475,137	3,823,625
Total other expense	3,116,076	5,331,809	3,049,816	9,514,175

Net loss	$(5,084,084)	$(8,299,051)	$(16,217,414)	$(22,145,586)
Net loss per common share - basic and diluted	$(0.07)	$(0.12)	$(0.22)	$(0.44)

Weighted average number of common shares outstanding - basic and diluted	72,804,377	68,146,907	72,414,740	50,871,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$-	$(13,119,081)	$(433,017)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	112,720	-	-	112,720

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,753,037	-	-	1,753,037

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,058,302)	(5,058,302)

Balance, September 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$14,535,687	$-	$(18,177,383)	$(3,625,562)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	78,374	-	-	78,374

Fair value of warrant granted for as part of amended related party demand line of credit	-	-	-	-	-	-	-	-	1,555,085	-	-	1,555,085

Issuance of common stock upon conversion of debt	-	-	-	-	-	-	25,916,632	2,591	12,955,725	-	-	12,958,316

Warrant granted for consulting services	-	-	-	-	-	-	-	-	764,007	-	-	764,007

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(8,788,233)	(8,788,233)

Balance, December 31, 2023	-	$-	11,693	$11,693	2,499,998	$250	67,821,632	$6,782	$29,888,878	-	$(26,965,616)	$2,941,987

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	58,435	-	-	58,435

Common stock issued for cash	-	-	-	-	-	-	400,000	40	299,960	-	-	300,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(8,299,051)	(8,299,051)

Balance, March 31, 2024	-	$-	11,693	$11,693	2,499,998	$250	68,221,632	$6,822	$30,247,273	-	$(35,264,667)	$(4,998,629)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$7,199	$30,295,318	$-	$(43,504,774)	$(13,190,564)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	48,172	-	-	48,172

Change in par value of common stock	-	-	-	-	-	-	-	64,795	(64,795)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,269,382)	(5,269,382)

Balance, September 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$71,994	$30,278,695	$-	$(48,774,156)	$(18,411,774)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	45,272	-	-	45,272

Issuance of common stock for cash, net of offering costs	-	-	-	-	-	-	766,668	767	445,833	-	-	446,600
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,863,947)	(5,863,947)

Balance, December 31, 2024	-	$-	11,693	$11,693	-	$-	72,761,658	$72,761	$30,769,800	$-	$(54,638,103)	$(23,783,849)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	39,084	-	-	39,084

Issuance of common stock for accrued offering costs	-	-	-	-	-	-	71,199	72	53,327	-	-	53,399

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,084,084)	(5,084,084)

Balance, March 31, 2025	-	$-	11,693	$11,693	-	$-	72,832,857	$72,833	$30,862,211	$-	$(59,722,187)	$(28,775,450)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,217,414)	$(22,145,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs – related party	1,330,173	2,757,460
Non-cash compensation	-	764,007
Depreciation and amortization	954,930	1,322,897
Incentive stock option expense	132,528	249,530
Discount on related party note payable	-	323,345
Impairment of developed technology and tradename	5,909,318	-
Loss on extinguishment of debt	-	798,873
Loss on change in fair value of derivative	415,000	4,734,686
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(652,064)	909,264
Security deposit	8,160	(2,555)
Accounts payable and accrued expenses	(306,130)	580,533
Accounts payable and accrued expenses - related party	738,237	365,896
Players balances	(132,262)	404,422
Net cash used in operating activities	(7,819,524)	(8,937,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software	(628,025)	(358,322)
Net cash used in investing activities	(628,025)	(358,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	446,601	300,000
Proceeds from line of credit, related party	8,537,000	9,176,924
Proceeds from convertible notes	-	850,000
Repayments of note payable, current	(762,485)	(764,672)
Net cash provided by financing activities	8,221,116	9,562,252

NET CHANGE IN CASH	(226,433)	266,702

CASH AT BEGINNING OF PERIOD	449,763	355,396

CASH AT END OF PERIOD	$223,330	$622,098

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:

CASH	92,380	142,440

CASH RESERVED FOR USERS	130,950	479,658

CASH AT END OF PERIOD	$223,330	$622,098

SUPPLEMENTAL INFORMATION:
Interest paid	$562,249	$59,500

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued upon conversion of debt	$-	$10,366,653
Derivative and warrants issued upon conversion of debt	$-	$1,404,771
Insurance financing	$96,172	$-
Payoff of related party note payable with related party line of credit	$-	$1,760,000
Common stock and warrants issued for offering costs	$94,348	$-
Common stock issued for accrued offering costs	$53,399	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 AND 2024 (restated)

NOTE 1 – OVERVIEW AND ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

VIP Play, Inc., formerly known as KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada. Up until August 5, 2024, the company had two wholly owned subsidiaries, one was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc., the second KeyStar TN LLC was formed on December 9, 2022. On August 5, 2024, the board of directors approved the winding down and dissolution of its wholly owned subsidiary, UG Acquisition Sub, Inc. Prior to September 20, 2024, we were known as KeyStar Corp.

In May 2023, the Company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023. On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants the Company to the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. See Note 11. On March 31, 2025, the Company received interim approval on its West Virginia i-Gaming and Sports Wagering Management Service Provider License.

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

Operating results for the three and nine month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. The condensed consolidated balance sheet at June 30, 2024, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Restatement of Previously Issued Financials

In March 2025, the Company concluded that the nondiscretionary loyalty program expenses recorded in the three and nine months ended March 31, 2024 were improperly classified on the condensed consolidated statement of operations as operating expenses as opposed to a reduction to gaming revenue.

In evaluating whether the previously issued Condensed Consolidated Financial Statements were materially misstated for the interim period ending March 31, 2024, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period interim financial statements was not material due to the lack of effect on the net loss for the three and nine months ended March 31, 2024. However, the incorrect classification of the expenses during the three and nine months ended March 31, 2024 would have a material impact on the comparison to the three and nine month periods ended March 31, 2025. Therefore, as permitted by SAB108, the Company corrected, in the current filing (March 31, 2025), the previously reported results for the three and nine months ended March 31, 2024 as follows:

	For the three months ended March 31, 2024 As Previously		For the three months ended March 31, 2024	For the nine months ended March 31, 2024 As Previously		For the nine months ended March 31, 2024
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Gaming (loss) revenues, net	$(187,774)	$(40,350)	$(228,124)	$(1,016,596)	$(1,194,106)	$(2,210,702)
Net gaming loss	$(465,051)	$(40,350)	$(505,401)	$(2,203,866)	$(1,194,106)	$(3,397,972)
Sales and marketing	$266,352	$(47,383)	$218,969	$3,393,601	$(1,258,073)	$2,135,528
General and administrative	$906,649	$7,033	$913,682	$2,278,203	$63,967	$2,342,170
Total net loss	$(8,299,051)	$-	$(8,299,051)	$(22,145,586)	$-	$(22,145,586)
Net loss per common share – basic and diluted	$(0.12)	$-	$(0.12)	$(0.44)	$-	$(0.44)

Certain non-gaming related expenses were reclassified from sales and marketing expense to general administrative expense as part of the adjustments to the three and nine month periods above to conform to the current year presentation.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $59,722,187 as of March 31, 2025. The Company had a net loss from operations of $16,217,414 and negative cash flows of $7,819,524 from operations for the nine months ended March 31, 2025. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through placement of preferred and/or common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by securing related party line of credit, a related party note payable, a note payable, issuing preferred stock, and issuing common stock through private placements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2025, the Company’s cash balance did not exceed the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by VIP Play TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of March 31, 2025 and June 30, 2024, approximately $131,000 and $228,000 was reserved for users.

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

Intangible assets include internally developed software and website development costs, gaming licenses, and trademarks.

Internally developed capitalized software and website development and the VIP Play, Inc. trade name is stated at cost, less accumulated amortization on the balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets greater than $5,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. Amortization is calculated using the straight-line method over the asset’s estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings. All developed technology related to the ZenSports application was placed in service on June 8, 2023 and fully impaired on December 31, 2024. See Note 3. The company began capitalizing the costs of the VIP Play application on January 1, 2025 and will begin amortization once it is placed in service.

Certain costs, generally legal and professional fees, are required to attain jurisdictional gaming licenses in order to legally operate our core sports betting business. Gaming licenses, with indefinite useful lives, are tested at least on an annual basis as to the assets that have been impaired. Intangible assets determined to have an indefinite useful life are not amortized. Gaming licenses are assets that are determined to have an indefinite useful life are not amortized and are included in intangible assets in the balance sheet. Annual gaming license fees and legal and professional fees required to maintain the licenses are recorded as period costs in the consolidated statements of operations.

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses and are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company recorded impairment charges of $5,909,318 during the three months ended December 31, 2024 related to ZenSports application developed technology, internally developed software, website development costs and trademarks. See Note 3.

Lease Commitments

On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expired on February 1, 2025 and was continued on a month-to-month basis. The prior lease and the new agreement call for monthly lease payments of $1,600.

Total rental expense for the three months ended March 31, 2025 and 2024 was $4,197 and $26,531, respectively. Total rental expense for the nine months ended March 31, 2025 and 2024 was $43,302 and $71,219, respectively

ASC Topic 842 provides for certain practical expedients when adopting the guidance. The Company elected to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis.

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

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended March 31, 2025, or 2024.

Description	Total fair value at March 31, 2025	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$11,688,000	$-	$-	$11,688,000

Description	Total fair value at June 30, 2024	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$11,273,000	$-	$-	$11,273,000

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2025, and June 30, 2024, the Company had a derivative liability of $11,688,000 and $11,273,000, respectively.

Players Balances

Players balances were comprised of players betting deposits and contestant prize winnings for promotional events.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500,000 Surety Bond (see Note 11) of not less than the players liability balance at any given day. As of March 31, 2025, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

The Company provides online sportsbook betting services with its technical infrastructure to its direct customers. Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users. Each wager placed by a user creates a single performance obligation for the Company. The performance obligation is satisfied once the event wagered on has been completed. Any unsettled wagers are recorded as a players balance liability. Any gaming or gaming related incentives are recorded as a reduction of the transaction price prior to any allocation to the performance obligations. Net gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on as well as gaming and gaming related incentives.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended March 31, 2025 and 2024, advertising costs calculated in accordance with U.S. GAAP were $412,224 and $218,969, respectively. During the nine months ended March 31, 2025 and 2024, advertising costs calculated in accordance with U.S. GAAP were $920,294 and $2,135,528, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2025 and June 30, 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2025 and June 30, 2024, we had no unrecognized tax benefits.

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2025 and June 30, 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the nine months ended March 31, 2025	For the year ended June 30, 2024
Stock Options	4,150,000	4,250,000
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,050,000	10,000,000
Shares issuable upon conversion of convertible notes	1,416,667	2,125,000
Shares issuable upon conversion of line of credit	28,831,649	26,551,338
Total potentially dilutive shares	45,617,616	44,095,638

Recent Accounting Pronouncements

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

NOTE 2 - EQUIPMENT

The Company’s equipment consisted of the following as of:

	March 31, 2025	June 30, 2024
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	4,072	2,827
Equipment, net	$908	$2,153

Depreciation expense of equipment during the three months ended March 31, 2025, and 2024 was $415 and $415, respectively. Depreciation expense of equipment during the nine months ended March 31, 2025, and 2024 was $1,245 and $1,245, respectively.

NOTE 3 - LONG LIVED AND OTHER INTANGIBLE ASSETS

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	March 31, 2025	June 30, 2024
Developed technology - ZenSports	$-	$7,971,965
Developed technology – VIP Play	389,476	-
Tradenames and trademarks	-	539,099
Gaming licenses	135,837	135,837
Total	525,313	8,646,901
Less: accumulated amortization	-	(1,886,606)
Net carrying value	$525,313	$6,760,295

Amortization expense of business intellectual property for three months ended March 31, 2025, and 2024, was $0 and $425,534, respectively. Amortization expense of tradenames for the three months ended March 31, 2025, and 2024, was $0 and $81,829, respectively. Amortization expense of business intellectual property for nine months ended March 31, 2025, and 2024, was $899,756 and $1,241,814, respectively. Amortization expense of tradenames for the nine months ended March 31, 2025, and 2024, was $53,910 and $80,865, respectively. Amortization expense is included in the consolidated statements of operations.

During the three months ended December 31, 2024 the Company entered into an agreement with a sports betting services provider. See Note 11. As per the terms of the agreement, the Company will integrate our new VIP Play application into the sportsbook as provided by the new provider. The Company expects to launch the new application in May 2025. As of December 31, 2024, the Company has ceased development of the ZenSports technology. As per ASC 360-10, Impairment or Disposal of Long-Lived Assets, these events triggered an impairment test of our finite lived asset as listed below and the carrying amount was deemed to be unrecoverable. An impairment loss of $5,909,318 was recorded at December 31, 2024.

As of March 31, 2025, intangible assets consisted of the following, net of impairment:

	Estimated Useful Life	Remaining Weighted Average Useful Life	Gross Carrying Amount, Net of Impairment	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Gaming license	Indefinite		$135,837	$-	$135,837
Definite lived intangible assets:
Developed technology – VIP Play	3 Years		$389,476	$-	$389,479

Total intangible assets:			$525,313	$-	$525,313

NOTE 4 - PLAYERS BALANCES

The players balances were comprised of players betting deposits and contestant prize winnings for promotional events. Players balances were $181,495 and $313,758 as of March 31, 2025 and June 30, 2024, respectively.

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

In August 2024, all three of these Convertible Notes were extended for an additional year.

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

As of March 31, 2025, and June 30, 2024, a principal amount of $30,000 and $30,000, and accrued interest of $12,746 and $10,496, respectively, is owed to Eagle Investment Group, LLC, a company controlled by Bruce Cassidy, as per a promissory noted entered into on December 17, 2021. The interest expense for the three months ended March 31, 2025 and 2024 was $750 and $750, respectively. The interest expense for the nine months ended March 31, 2025 and 2024 was $2,250 and $2,250, respectively.

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

The outstanding principal balance at March 31, 2025, is $672,790, with the full balance being classified as Note Payable- Current on the balance sheet, and accrued interest is $100,190. The interest expense for the three months ended March 31, 2025 and 2024 is $22,028 and $28,014 respectively. The interest expense for the nine months ended March 31, 2025 and 2024 is $79,033 and $71,680 respectively.

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

On May 24, 2024, the Company renewed the short term note payable with the premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $318,557 at an annual percentage rate of 9.60%. After a down payment of $47,784 was made upon execution of the Note, ten monthly payments remained in the amount of $28,382 each. The final monthly payment was paid in March 2025. The balance of this Note was $0 and $257,612 as of March 31, 2025 and June 30, 2024, respectively, and is included as part of Notes Payable – Current in the consolidated balance sheet.

On November 6, 2024, the Company entered into a short term note payable with a premium finance company to fund their excess and surplus insurance. The total premiums, taxes and fees financed was $81,262 at an annual percentage rate of 9.65%. After a down payment of $14,540 was made upon execution of the Note, ten monthly payments remained in the amount of $8,490 each. The balance of this Note was $49,252 and $0 as of March 31, 2025 and June 30, 2024 respectively, and is included as part of Notes Payable – Current in the balance sheet.

The following represents the future aggregate maturities of the notes payable and notes payable-related party as of March 31, 2025, for each of the five (5) succeeding years and thereafter as follows:

Twelve months ending March 31,	Amount
2026	$752,042
2027	-
2028	-
2029	-
2030	-
Thereafter	-
Total	$752,042

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

The amended note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The conversion option was valued by the Company using the Monte-Carlo model. See Notes 1 and 9.

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

The amended non-revolving line of credit was exchanged and modified on substantially different terms from the non-revolving line of credit demand note it replaced and as such is treated as a debt modification. The Company incurred debt issuance costs of $7,624,859, which is the sum of the fair value of the conversion feature in the note, and the fair value of the warrant. This total amount was included in the debt issuance costs on the accompanying consolidated balance sheet, net of amortization, for the year ended June 30, 2023. The Company will amortize the debt issuance costs over sixteen months, which is the estimated life of the debt.

On July 18, 2023, the Company entered into a Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”) in the principal amount of not more than $5,000,000 (the “Note”). The Note amends and restates that certain Second Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on February 24, 2023, in the principal amount of not more than $4,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. All loans made under the Note accrue interest at a fixed rate per annum equal to 15.0%. In connection with entering into the Note payable agreement, the Company issued Excel a Common Stock Warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through July 17, 2028, on either a cash or cashless basis. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

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

On December 29, 2023, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $2,000,000 (the “Note”). The Note amends and restates that certain Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on September 14, 2023 in the principal amount of not more than $10,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Chief Executive Officer and Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. In connection with entering into the Note payable agreement, the Company issued Excel a Common Stock Warrant to purchase 2,460,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through September 13, 2028, on either a cash or cashless basis. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

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

On August 7, 2024, the Company entered into a Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $4,110,000 (the “Note”). The Note amends and restates that certain Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on December 29, 2023 in the principal amount of not more than $2,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

On August 7, 2024, the Company entered into a new Discretionary Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $5,000,000 (the “Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The Note bears interest at 12% and is due on demand and in no event no later than April 1, 2025.

On March 31, 2025, the Company entered into a First Amended and Restated Discretionary Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $14,000,000 (the “Note”). The Note amends and restates that certain New Discretionary Revolving Line Of Credit Demand Note between us and Excel entered into on August 7, 2024 in the principal amount of not more than $5,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The Note bears interest at 12% and is due on demand.

During the three and nine months ended March 31, 2025, the Company borrowed $3,662,000 and $8,537,000 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP, respectively.

As of March 31, 2025, $4,110,000 was outstanding on the Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP and $12,097,000 was outstanding on the First Amended and Restated new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP

At March 31, 2025, the remaining unamortized debt issuance costs were $0. Amortization of $1,330,173 and $2,757,460 was included in interest expense, respectively during the nine months ended March 31, 2025 and 2024.

As of March 31, 2025 and June 30, 2024, the aggregate outstanding principal balance of all loans under the Note was $16,207,000 and $7,670,000, respectively and accrued interest was $1,091,989 and $356,002.

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended March 31, 2025:

Balance at June 30, 2024	$11,273,000
Change in the fair value of the embedded conversion option	415,000
Balance at March 31, 2025	$11,688,000

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2024	57.5-68.5%	4.66-5.03%	0%	1.17-2.25
At March 31, 2025	59.2-72.8%	3.97-4.26%	0%	.42-1.45

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

Series A Convertible Preferred Stock

During the nine months ended March 31, 2025 and 2024, there were no issuances of Series A Convertible Preferred Stock and at March 31, 2025 and June 30, 2024, no shares were outstanding.

Series B Convertible Preferred Stock

During the nine months ended March 31, 2025 and 2024, there were no issuances of Series B Convertible Preferred Stock and at March 31, 2025 and June 30, 2024, 11,693 and 11,693 shares were outstanding.

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

As of March 31, 2025 and June 30, 2024, no shares were outstanding.

Common Stock

On December 28, 2023, a total of 25,916,632 shares of common stock were issued upon conversion of $10,366,653 notes payable. See Note 7. The fair market value of the total shares issued was $12,958,316 based on the most recent sales price of common stock ($0.50 per share). A loss on conversion of debt and related derivative liability in the amount of $798,873 was recorded on the statement of operations.

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

On February 5, 2025, the Company issued 71,199 shares of common stock for placement agent fees related to the November 6th private offering in lieu of cash compensation, which was accrued on November 6, 2024.

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

Below is a table summarizing the changes in stock options outstanding for the nine months ended March 31, 2025:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2024	2,075,000	7.65 years	$0.50	$518,750
Options exercisable as of June 30, 2024	1,517,361	7.65 years	$0.50	$379,340
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	$-
Options outstanding as of March 31, 2025	2,075,000	5.33 years	$0.50	$166,000
Options exercisable as of March 31, 2025	1,873,958	5.33 years	$0.50	$149,917

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant.

As of March 31, 2025, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 3,885,000 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

During May 2023, the Company was issued $500,000 in a surety bond at an annual premium cost of $12,500 and during May 2024, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through May 14, 2025.

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

On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement dated as of December 9, 2024 with Wheeling Island Gaming, Inc., a Delaware corporation (“Operator”), that is the duly licensed owner and operator of the casino commonly referred to as Wheeling Island Hotel Casino Racetrack located near Wheeling, West Virginia.

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

On March 31, 2025, the Company’s online gaming services were approved for users to play in the state of West Virginia.

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

On August 7, 2024, the Company entered into a Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $4,110,000 (the “Note”). The Note amends and restates that certain Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note between us and Excel entered into on December 29, 2023 in the principal amount of not more than $2,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share.

On August 7, 2024, the Company entered into a new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $5,000,000 (the “Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The Note bears interest at 12% and is due on demand and in no event no later than April 1, 2025. During the nine months ended March 31, 2025, the company borrowed an additional $8,537,000 under this Note.

On March 31, 2025, the Company entered into a First Amended and Restated Discretionary Revolving Line of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $14,000,000 (the “Note”). The Note amends and restates that certain New Discretionary Revolving Line Of Credit Demand Note between us and Excel entered into on August 7, 2024 in the principal amount of not more than $5,000,000 (the “Former Note”). Excel is controlled by Mr. Bruce Cassidy, our Secretary and sole member of our board of directors (the “Board”). The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of common stock of the Company’s common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that Company has sold one or more Shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no Shares were sold within such 24-month period, the lowest recent price will be $0.50 per Share. The Note bears interest at 12% and is due on demand.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025, to the date these financial statements were issued, and as of May 14, 2025, there were no other material subsequent events to disclose in these financial statements with the exception of the events below.

Subsequent to the period end, and through May 14, 2025, the Company borrowed an additional $1,534,000 under the First Amended and Restated new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

On April 1, 2025, the Company implemented the VIP Play 401(k) plan for its employees. This retirement plan is an employer-sponsored plan that includes both employee and employer contributions to an investment account for the benefit of employees on a tax-advantaged basis.

On April 21, 2025, 88,542 stock options were forfeited as per the terms of a stock option agreement with the former SVP. As per the stock option agreement, a total of 250,000 stock options were granted on April 10, 2023, with a 10 year expiration period. The options vest over 36 months or upon termination. If termination occurs, the stock options immediately cease vesting and the vested portion is exercisable until three months after the termination date. The SVP was terminated on January 21, 2025.

On April 22, 2025, the Company granted 2,090,000 incentive stock options to 16 employees and contractors under the KeyStar Corp. 2023 stock option plan.

On April 28, 2025, VIP Play, Inc., a Nevada corporation, sunset its ZenSports application in preparation for the launch of its new VIP Play application in the Tennessee market. All new and prior customers were required to download the new VIP Play application upon launch, and go through the enhanced approval process. Regulatory approval was received on May 7, 2025. The company began a “soft launch” of the application on May 8, 2025 and the official launch occurred on May 12, 2025. VIP Play, Inc. does not expect that this transition will have a material negative impact on its financial condition.

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

On November 1, 2024 (and then amended and restated on January 8, 2025), we entered into an agreement with a sports betting services provider. Pursuant to the terms of the agreement, the provider has agreed to provide certain services to us to use through their software platform over which gaming and betting transactions with customers are conducted, including back-office software, player account management software, geo-location software and/or services, e-wallet software and/or services, websites and mobile applications, any underlying operating software, mobile platforms, or other means of remote communication. The services are to be provided on a non-transferable, non-sub-licensable and non-exclusive basis for a term of five years after the first live launch in respect of the business to consumer sports betting activities that we intend to carry out in certain states, countries or territories.

On December 10, 2024, we entered into a Casino and Sportsbook Online Operations Agreement dated as of December 9, 2024 with Wheeling Island Gaming, Inc., a Delaware corporation, that is the duly licensed owner and operator of the casino commonly referred to as Wheeling Island Hotel Casino Racetrack located near Wheeling, West Virginia.

On February 7, 2025, we entered into a Player Account Management Services Agreement with White Hat Gaming Limited, a Malta corporation (“White Hat”), a provider of Internet-based interactive gaming services including but not limited to the operation of a platform delivering player account management services. Pursuant to the terms of the agreement, White Hat will provide us with certain services, including: (i) designing, developing and supporting a desktop-formatted & mobile-device-formatted website, and native mobile application in both iOS and Android formats, designed for enabling the registration of end users, an online account by end users and end users’ access and use of our sports’ betting products and, to the extent applicable, games of chance; and (ii) the software and related technical development required in order to seamlessly integrate a sports wagering system into White Hat’s proprietary player account management platform to support our iGaming, mobile sports betting and other interactive gaming activities.

On March 31, 2025, we received approval on our West Virginia Lottery Sports Wagering and i-gaming interim Managed Service Provider “MSP” license.

Our current business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our business is https://www.vipplayinc.com. The information on our website is not made a part of this Quarterly Report. Our headquarters address is 1645 Pine Tree Ln, Suite 2, Sarasota, FL 34236. Our phone number is: (866) 783-9435.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

During the three months ended March 31, 2025 and 2024, we incurred net losses from continuing operations of $5,084,084 and $8,299,051, respectively.

For the three months ended March 31, 2025 and 2024, we had gaming revenues of $497 and negative gaming revenues of $228,124. Negative gaming revenues consisted of net sports betting revenues in the state of Tennessee. Our gaming revenues increased by approximately $229,000 during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 as a result of operational and risk management procedures, technological improvement to our Sports Gaming System software, and a revamped rewards and marketing program.

The significant driver to our loss in the current period is principally related to the loss on change in fair value of derivatives.

Results of Operations for the Nine Months Ended March 31, 2025 and 2024

During the nine months ended March 31, 2025 and 2024, we incurred net losses from continuing operations of $16,217,414 and $22,145,586, respectively.

For the nine months ended March 31, 2025 and 2024, we had gaming revenues of $18,327 and negative gaming revenues of $2,210,702. Negative gaming revenues consisted of net sports betting revenues in the state of Tennessee. Our gaming revenues increased by approximately $2,229,000 during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024 as a result of operational and risk management procedures, technological improvement to our Sports Gaming System software, and a revamped rewards and marketing program.

The significant drivers to our loss in the current period is principally related to impairment expense of our intangible assets and interest expense on our increasing related party debt. Salaries and wages and sales and marketing costs contribute to our losses and are expected to increase over the coming months once we expand our sports betting operations.

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

As of March 31, 2025, we had total current assets of $1,767,232, total current liabilities of $31,072,979, and a total working capital deficit of $29,305,747. Net cash used in operating activities was $7,819,524 during the nine months ended March 31, 2025, compared to $8,937,228 during the nine months ended March 31, 2024. The decrease in the use of cash in operating activities is principally the result of a $2,601,620 decrease in net operating assets and a decrease in the net loss of $5,928,172.

Net cash used in investing activities increased by $269,703 during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024 due to new investments in technology development.

Net cash provided by financing activities decreased by $1,341,136 during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The decrease is primarily due to proceeds from convertible notes issued during the nine months ended March 31, 2024.

As of March 31, 2025, we had a working capital deficit of $29,305,747. We had a net loss from operations of $16,217,414 for the nine months ended March 31, 2025. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we continue to grow our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

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

Off Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting related to the restatement of our March 31, 2024 form 10Q.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting and have made significant improvements to date. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of our fiscal year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the ongoing remediation efforts noted above.

PART II - OTHER INFORMATION

Item 6. Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws, Updated for Name Change	10-Q	3.3	11/13/24
10.1	Amended & Restated Agreement for the Provision of a Sports Betting Solution dated January 8, 2025 by and between VIP Play, Inc. and Sports Information Services Limited	8-K	10.1	1/08/2025
10.2	Player Account Management Services Agreement made on February 7, 2025 and between VIP Play, Inc. and White Hat Gaming Limited	8-K	10.1	2/11/2025
10.3	First Amended and Restated Discretionary Convertible Revolving Line Of Credit Demand Note dated as of March 31, 2025 made by VIP Play, Inc.	8-K	10.1	04/03/2025
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP PLAY, INC.
(Registrant)

Date: May 14, 2025

	By:	/s/ James Mackey
James Mackey
Chief Financial Officer
(Principal Financial Officer)

