Form 10-K
period 2025-06-30
VIP Play, Inc.
filed 2025-09-29
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56290

VIP Play, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0738656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8400 W. Sunset Rd., Suite 300 Las Vegas, NV	89113
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,911,020, based on the closing price of the registrant’s common stock as reported on the OTCQB on such date.

As of September 29, 2025, the registrant had 73,457,857 shares of common stock issued and outstanding.

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

We are a next-generation mobile sports wagering company focused on delivering secure, innovative, and engaging digital gaming experiences. We operate a proprietary, cloud-native technology platform currently live in Tennessee, where we are licensed to offer mobile sports betting. In West Virginia, we hold an interim iGaming and mobile sports betting license, positioning us for future expansion as we prepare for launch.

Our product offering includes a modern sportsbook with differentiated wager types, sweepstakes contests, and socially integrated features designed to enhance player engagement. We are committed to responsible gaming and operate in full compliance with applicable regulatory frameworks in each jurisdiction.

At the core of our innovation strategy is an AI-driven product roadmap, built to support real-time personalization, risk management, and decision automation. Our platform’s data-centric architecture allows us to drive operational efficiency and player satisfaction while maintaining high standards for data privacy and integrity.

We believe that data velocity—the speed at which insights can be derived and acted upon—represents the future of real-time intelligence in online gaming. Through this lens, we continue to invest in machine learning and advanced analytics to fuel product innovation and elevate the player experience.

We began operations in June 2023.

On December 10, 2024, we entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants us the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. On March 31, 2025, we received interim approval on our West Virginia i-Gaming and Sports Wagering Management Service Provider License. As of September 29, 2025, operations have not yet commenced in West Virginia.

On May 7, 2025, we received regulatory approval from the state of Tennessee to launch our new VIP Play brand application. On May 8, 2025 we began a “soft launch” of the VIP Play application and on May 12, 2025, we executed our official VIP Play app launch. The ZenSports brand and app was sunsetted on April 28, 2025.

Our current business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our business is https://www.viplayinc.com. The information on our website is not made a part of this Annual Report. Our headquarters address is: 8400 W. Sunset Rd., Suite 300 Las Vegas, NV 89113. Our phone number is: (866) 783-9435.

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

Our Technology and Product Development

On November 7, 2024 we signed a multi-year agreement with Kambi Group to power our sportsbook growth in Tennessee and in future markets. The Kambi Turnkey Sportsbook is being used, in addition to our own proprietary technology, to create a premium, customer-centric experience by delivering an interactive front end inclusive of market-leading customer acquisition tools.

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

Client and User Acquisition and Retention

We commenced marketing in Tennessee near our ZenSports launch date of June 8, 2023, with a focus on cash rewards to separate ourselves from the competition, as such we currently do not have enough empirical data to determine the effectiveness of our marketing programs. The online sports betting market has cycled through an inherently inefficient and costly approach to user acquisition. Ever escalating costs of acquisition seem to have not translated to corresponding profitability in the United States (U.S.) market. We do, expect to avoid programs that have a questionable return on investment, unless they contribute significantly to growth and can be throttled to achieve planned results.

Advanced data and behavioral analytics have been used effectively by the team prior to acquisition and they will be important components of a broad-based strategy. In addition, our unique loyalty programs have proven in the past to not only result in high retention but also serve as a referral engine that grows our user base for a fraction of the cost. Traditional approaches to user acquisition such as database segmentation and marketing, affiliate marketing, advertising, social media and influencer marketing and other forms of free and paid content marketing all are or will all be deployed in a planned manner as well.

E-commerce Website and Mobile Apps

We have developed and deployed a VIP Play, Inc. corporate website and a VIP Play sports betting website. A VIP Play sports betting mobile app is available for download from the Apple App Store and from the Google Play Store.

Distribution

Our distribution strategy is to focus solely on Tennessee and West Virginia in the short run, with plans to seek jurisdictional approval in multiple additional U.S. Jurisdictions. As of August 2025, 38 states and the District of Columbia had legalized sports betting, including 32 jurisdictions that allow online betting. We are in the process of identifying, budgeting, and securing funding for expansion into other jurisdictions.

Competition

Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events, and in-person casinos, are better established and may be perceived by our users to offer greater variety, affordability, interactivity, and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. Through our VIP Play sports betting app, we compete with much larger, better-funded, established organizations. We believe our fresh technology and know-how, and customer service focused operations provide significant differentiation.

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

We currently are only licensed in Tennessee and West Virginia and have no other active licenses. We are in the process of identifying potential jurisdictions for future license applications.

Data Protection and Privacy

Our acquired technological assets include certain data protections and privacy protections for our anticipated: handling, collection, storage, receiving, transmission, and other processes pertaining to certain personal information of expected future users and employees. We adhere to data and privacy protection regulations in our current marketing activities. We believe we are currently fully compliant with all state sports betting data protection and privacy pursuant to our Tennessee and West Virginia gaming licenses.

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

Compliance

We believe we are fully compliant with the legal and regulatory requirements imposed on us in connection with our Tennessee and West Virginia gaming licenses, with Tennessee being the only jurisdiction we currently operate our sports betting business.

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

We protect our intellectual property rights by relying on federal, state, and common law rights, including but not limited to registered trademarks and copyright law, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. As we increase our B2B business, we will also engage in monitoring the activities of third parties with respect to potential infringing uses of our intellectual property. While some intellectual property is best protected through trade secret and copyright law, we expect that we may from time to time actively seek patent protection covering inventions originating from us and, from time to time, review opportunities to acquire patents to the extent we believe such patents may be useful or relevant to our business.

In addition to these contractual arrangements, we also rely on a combination of trade secret, trademark, trade dress, and domain names to protect our product offerings and other intellectual property. We own the copyright to the software code to our content, as well as trademarks under which our product offerings and related services are marketed. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and in locations outside the U.S. We have a significant number of registered trademarks for products and services, that have been or are being developed in the U.S., including our primary brand, “VIP Play”.

Employees

As of June 30, 2025, we had a total of 18 employees. We engage independent consultants and advisors to provide specialized support as needed.

Segments

We identify our reportable segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer, Les Ottolenghi.

The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis. We have determined that during the fiscal year ended June 30, 2025, we had one reportable segment consisting of multiple product offerings.

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

We have a limited operating history and have incurred recurring losses from operations. For the fiscal years ended June 30, 2025 and 2024, we incurred a net loss of $18,881,931 and $30,385,693, respectively. We do not have a history of generating revenues and only recently began to generate any revenues from our sports betting operations, further our projected revenues do not currently cover our expenses and we are dependent on outside capital to continue our operations. We may not be able to continue as a going concern without additional financing, and if such financing is not available to us or is not available to us on acceptable terms, we may be forced to cease operations.

We are dependent on outside financing for continuation of our operations.

Our business is in start-up mode building out our platform capability. We are currently licensed for gambling only in Tennessee and West Virginia and as such, we are currently generating de minimis revenues and in some instances losses from our sports betting App and are precluded from generating any revenues from our gambling technology outside of Tennessee and West Virginia. We generate no other revenues and we are completely dependent on the continued availability of financing in order to continue our business.

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

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the products and services we plan to sell and thus to the entire business itself. Our Chief Executive Officer, Les Ottolenghi, is instrumental in the viability of our business and our future success. Consequently, the loss of this individual may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

We may be adversely affected by the failure of third-party providers

We rely on certain third-party providers, including those that supply sportsbook algorithms and related services. Our dependence on these providers subjects us to risks relating to the reliability, availability, and quality of their services. If any such provider were to experience service interruptions, fail to maintain regulatory compliance, increase its fees, or terminate its agreement with us, our operations, reputation, and financial results could be materially and adversely affected.

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

Because the Chairman of our Board of Directors beneficially owns stock representing a majority of the total voting power of our outstanding stock, you may not have any influence in the corporate decisions of the company, including the election of directors.

As of September 29, 2025, our current Chairman of our Board of Directors (the “Board”), Bruce Cassidy, through his companies Eagle Investment Group, LLC, Excel Family Partners, LLLP and Excel Members, LLC, beneficially owns outstanding voting securities representing 74.48% of the total voting power of our outstanding common stock and preferred stock. Currently, there are 73,457,857 shares of common stock outstanding that entitle the holders to 1 vote per share for a total of 73,457,857 votes. We also have 11,693 shares of Series B preferred stock outstanding that have the right to 100 votes per share for a total of 1,169,300 votes. Thus, there are a total of 121,503,367 total votes available and Mr. Cassidy controls 90,500,217 votes for 74.48% of the voting power over the company.

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

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect the accuracy and reliability of our financial statements.

We have identified material weaknesses in our internal control over financial reporting. These weaknesses could result in a failure to prevent or detect material misstatements in our financial statements. Although we are in the process of implementing remedial measures, there can be no assurance that these efforts will be effective or that additional material weaknesses will not be identified in the future. If we are unable to remediate these weaknesses in a timely manner, or if additional material weaknesses arise, we may be unable to produce reliable financial information, meet our reporting obligations under the Securities Exchange Act of 1934, or maintain investor confidence. As a result, our business, reputation, access to capital markets, and the market price of our common stock could be materially and adversely affected.

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

Item 1B. Unresolved Staff comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

The Company maintains policies, procedures, and technical safeguards designed to protect its network infrastructure, segregate environments, and monitor for potential cybersecurity threats. Our approach aligns with ISO/IEC 27001:2022 standards and includes:

●	Intrusion Detection and Monitoring – We utilize cloud-native IDS/IPS services and firewall-based alerting to monitor traffic for suspicious activity. Alerts are reviewed daily, and high-risk alerts trigger immediate escalation under our Incident Response procedures. IDS/IPS configurations are reviewed and tuned on a quarterly basis.
●	Firewall Rule Management – All ingress and egress traffic is filtered through firewalls or security groups, following a default-deny principle. Firewall rule changes require approval by the Security team and are documented. Rules are reviewed at least annually and following major system changes.
●	Network Segmentation – Logical separation is maintained between production, staging, development, and internal environments through VPCs, VLANs, or subnet segmentation. Administrative access is segregated from user-facing systems, with restricted access to shared infrastructure.

These measures are designed to reduce the risk of unauthorized access and support the confidentiality, integrity, and availability of our systems and customer data. We maintain documentation of firewall changes, alert logs, network segmentation diagrams, and annual testing to evidence compliance.

Governance

Oversight of cybersecurity is integrated into our enterprise risk management program. The Company’s Chief Technology Officer (CTO) serves as the control owner for network security and provides regular updates to senior management. The Security team, in coordination with IT and Infrastructure administrators, is responsible for:

●	Configuring and maintaining intrusion detection/prevention systems and firewall monitoring tools.
●	Reviewing alerts daily and investigating potential incidents.
●	Approving firewall changes and overseeing segmentation enforcement.
●	Conducting annual reviews of network security controls.

The Board of Directors receives updates regarding the Company’s cybersecurity posture and material risks, including matters relating to network protection, firewall management, and incident response readiness.

Assessment and Oversight

The Company performs annual reviews and penetration testing of network controls, with results shared with senior management. Third-party connections (e.g., payment processors, monitoring tools) are subject to access restrictions through IP allowlisting or VPN requirements.

The Company will continue to monitor and enhance its network security controls and allocate resources to mitigate future risk.

Item 2. Properties

Currently, we do not own any real estate, but are on a month-to-month lease for shared office space in Las Vegas, Nevada. We are headquartered at 8400 West Sunset Rd., Suite 300, Las Vegas, NV 89113. Our phone number is: (866) 783-9435.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are listed for quotation on the OTC Markets Group’s Venture Market under the symbol “VIPZ.”

Holders of Our Common Stock

As of September 29, 2025, we had 73,457,857 shares of our common stock issued and outstanding, held by approximately 131 stockholders of record.

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

Recent Sales of Unregistered Securities

During our fiscal year ended June 30, 2025, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act during our fourth quarter of our fiscal year ended June 30, 2025.

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

Results of Operations

Fiscal Year Ended June 30, 2025, Compared to Fiscal Year Ended June 30, 2024

Revenues and Costs of Revenues

Negative gaming revenues for the years ended June 30, 2025, and 2024 were $(86,473) and $(2,299,532), respectively. Costs of gaming revenues for the years ended June 30, 2025, and 2024 were $509,585 and $1,320,380, respectively. The decrease in gross gaming loss and negative gross margin for the year ended June 30, 2025 compared to June 30, 2024 is a result of lower promotional credits and a more efficient acquisition mix, partially offset by the impact of lower incentive-driven top-line activity.

Operating Expenses

Salaries and wages of $4,463,405 were incurred during the year ended June 30, 2025, compared to $4,358,140 during the year ended June 30, 2024.

The $105,265 increase is primarily due to increased headcount as a result of increased sports betting activity.

General and Administrative Expenses

General and administrative costs for the years ended June 30, 2025, and 2024 were $2,579,252 and $2,902,706, respectively.

The $323,454 decrease was primarily due to a decrease in legal fees and filing fees of approximately $483,000 during the year ended June 30, 2025 as compared to the year ended June 30, 2024 primarily due to elevated legal and filing fees in the year ending June 30, 2024 related to the ZenSports acquisition arbitration which was settled during that year. The decrease was also due to a decrease in consulting fees of $81K for advisory agreements that ended during the year ended June 30, 2025. The total decrease was partially offset by an increase in auditing and accounting fees of $188K due to higher financial statement audit fees and AML compliance audit fees, and an increase in travel expenses of $45K due to increased travel in the current year for investor meetings and a leadership summit.

Depreciation and Amortization

Depreciation and amortization for the years ended June 30, 2025, and 2024 were $992,719 and $1,785,522, respectively.

The $792,803 decrease is principally due to sunsetting our former ZenSports app in December 2024 and writing down the assets related to it.

Impairment of developed technology and tradename

Impairment of developed technology and tradename for the years ended June 30, 2025, and 2024 were $5,909,318 and $0, respectively.

The $5,909,318 increase is principally due to sunsetting our former ZenSports app in December 2024 and writing down the assets related to it.

Sales and Marketing

Sales and Marketing for the years ended June 30, 2025, and 2024 were $1,138,891 and $2,248,099, respectively.

The $1,109,208 decrease is principally related to a decrease in promotional non-cash bonuses awarded to players during the current year.

Other Expenses

Total other expenses for the years ended June 30, 2025, and 2024 were $3,202,288 and $15,471,314, respectively.

The $12,269,026 decrease is primarily due to a gain on the change in fair value of the derivative liability of $47,000 during the year ended June 30, 2025 as compared to a loss on the change of fair value of the derivative liability of $9,532,758 during the year ended June 30, 2024. The derivative is related to a conversion feature associated with the line of credit and convertible debt which is remeasured each reporting period.

In addition, interest expense – related party for the year ended June 30, 2025 decreased by $1,811,279 compared to the year ended June 30, 2024. The decrease was due to the debt issuance costs being fully amortized during the year ended June 30, 2025 as compared to a full year of amortization in the year ended June 30, 2024. This decrease was partially offset by an increase in interest expense on the related party line of credit due to an increase in principal balance on the LOC during the year ended June 30, 2025.

Net Loss

Our net loss for the years ended June 30, 2025 and 2024 was $18,881,931 and $30,385,693, respectively.

The significant decrease in the net loss is primarily related to the change in fair value of the derivative liabilities and the decrease in net gaming loss. This decrease is partially offset by the increase in impairment of developed technology and trade name during the year ended June 30, 2025.

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

As of June 30, 2025, and June 30, 2024, we had total current assets of $2,858,752, and $1,245,426, a working capital deficit of $31,919,904 and $20,782,894, respectively.

Net cash used in operating activities during the year ended June 30, 2025, was $10,430,726 compared to $11,301,366, for the year ended June 30, 2024.

The $870,641 decrease in negative operating cash flow from operations during the year ended June 30, 2025, as compared to the year ended June 30, 2024, is principally the result of the $11,503,762 decrease in net loss primarily related to an decrease in net gaming loss of $3,023,854 and a $1,109,208 decrease in Sales and Marketing costs, partially offset by an $5,909,318 increase in impairment of developed technology and tradename expense.

Our net cash flows used in prepaid and other current assets increased by $1,948,491 during 2025 compared to 2024 primarily as a result of the increased payments of prepaid annual gaming license during the year ended June 30, 2025.

Our cash flows used in accounts payable and accrued expenses increased by $526,315 during 2025 compared to 2024 primarily as a result of an increase in legal and other professional fees.

Our cash flows from accrued expenses related-party increased by $334,254 during 2025 compared to 2024, primarily as a result of the increase in accrued interest associated with the increase in related party borrowings on the LOC.

Our cash flows from players balances decreased by $156,180 during 2025 compared to 2024, as result of our players withdrawing their balances upon sunsetting the ZenSports app in May 2025.

Net cash used in investing activities during the year ended June 30, 2025, was $1,022,622 compared to $476,956 for the year ended June 30, 2024.

The increase is principally related to the investments in our new technology related to the VIP Play app.

Net cash provided by financing activities during the year ended June 30, 2025, was $11,443,186 compared to $11,872,689 for the year ended June 30, 2024.

The $429,503 decrease in net cash provided from financing activities during the year ended June 30, 2025, as compared to the year ended June 30, 2024, was primarily due to the receipt of $850,000 in proceeds from convertible notes in the year ended June 30, 2024 as compared to $0 in proceeds from convertible notes in the year ended June 30, 2025. The decrease was partially offset by an increase in proceeds from the related party line of credit in the amount of $256,000 and an increase in proceeds from the issuance of common stock in the amount of $200,000.

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

Going Concern

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the U.S. and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $62,386,705 as of June 30, 2025. We had a net loss of $18,881,931 and negative cash flows of $10,430,726 from operations for the year ended June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

We obtained our Tennessee gaming license in May 2023 and went live with our sports betting app and commenced revenues in June 2023. Since our current business has a limited history of generating revenues or operating successfully, we will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly, or annual basis. We will have limited capital available to us if we are unable to raise money through private equity offerings or find alternate forms of financing. We continue to explore various avenues and forms of financings and to aggressively increase revenues. We will be dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through the placement of preferred and/or common stock in order to implement our business plan. There can be no assurance that we will be successful in order to continue as a going concern. We are funding our business operations by utilizing a related party demand line of credit, borrowing on short term related party demand notes payable, issuing preferred stock, and issuing common stock through private placements.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet arrangements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended June 30, 2025.

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

Management identified certain deficiencies in internal control over financial reporting, including limited segregation of duties due to the size of the accounting staff, insufficient review controls over certain complex accounting estimates and insufficient information technology controls to prevent or detect, on a timely basis, unauthorized access to certain of its financial reporting systems. These deficiencies constituted a material weakness. Management is evaluating and implementing remediation measures to address these matters.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2025, and that material weaknesses exist in our internal control over financial reporting and disclosures.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Our management is committed to improving its internal controls. Due to the nature of the material weaknesses, it is reasonably possible that misstatements which could be material to the consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our fiscal year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers as of the date of this Annual Report on Form 10-K, their positions with us and the date they were first appointed to such positions.

Name	Age	Position	Date First Appointed
Bruce Cassidy	75	Secretary and Director	December 17, 2021
Les Ottolenghi	63	Chief Executive Officer and President	June 2, 2025
Jacob Shrader	26	Chief Gaming & Experience Officer	November 1, 2023

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

Les Ottolenghi: For the past year, Mr. Ottolenghi served as the Chief Transformation Officer and Commercial Officer of Lee Enterprises, Incorporated. From June 2021 to April 2024, he served as Executive Vice President and Chief Information and Technology officer for Stride Inc., leading the education company’s digital transformation, artificial intelligence and digital products initiatives. Immediately prior to that, he served as Executive Vice President and Global Chief Information Officer for Caesars Entertainment Corp. He also previously served as Global Chief Information Officer for Las Vegas Sands Corp. and Chief Information Officer for Carlson Wagonlit Travel, Inc. Mr. Ottolenghi has been recognized as Chief Information Officer of the year by CIO Magazine, Gartner Group and Computerworld. Also, he co-founded the world’s largest public technology innovation center, BlackFire, in Las Vegas. He received a Bachelor of Arts degree from Duke Trinity College in 1984, and a Master of Business Administration degree from Emory University Goizeuta School of Business in 1994.

Jacob Shrader: Mr. Shrader has spent the majority of his professional career as a member of ZenSports Inc. and the Company following the acquisition of ZenSports Inc. in June 2022. He originally joined ZenSports Inc. in 2020 as the General Manager of Esports, and has served multiple roles within the Marketing, Business Development, and Operational groups, most recently as the Chief Operations Officer of the Company. Mr. Shrader graduated from Tufts University with a Bachelor’s Degree in Economics where he provided insight into the gaming space to both the private and public sector through his work in the financial industry as well as independent journalism channels.

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

Based solely upon our review of Forms 3 and 4 and amendments thereto filed electronically with the SEC during our most recent fiscal year, and a review of Forms 5 and amendments thereto filed electronically with the SEC with respect to our most recent fiscal year, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2024, except for the following: (i) Les Ottolenghi failed to file a Form 3 which was due on June 12, 2025, and failed to file a Form 5; (ii) James Mackey failed to file two Form 4s which were due on April 24, 2025 and June 20, 2025, and failed to file a Form 5; (iii) Jacob Shrader failed to file a Form 4 which was due on April 24, 2025, and failed to file a Form 5; and (iv) Bruce Cassidy and his affiliated entity, Excel Family Partners LLLP, failed to file Forms 4 covering transactions that each required Form 4 filings due on August 8, 2024 and April 4, 2025, and failed to file a Form 5.

Code of Ethics

We intend to have our Board adopt a Code of Ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and Chief Financial Officer prior to the end of our fiscal year ending June 30, 2026. We have not yet adopted a Code of Ethics because we are in the process of reshaping our Board to include additional members who would advise on such policy.

Board and Committee Meetings

During the fiscal year ended June 30, 2025, the Board consisted of only one member and therefore does not have any standing committees. All proceedings of the Board were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the Board. Such resolutions consented to in writing by the sole director entitled to vote on that resolution at a meeting of the Board are, according to the Nevada Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the Board duly called and held.

Nomination Process

As of June 30, 2025, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to the Board. The Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. The Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when it considers a nominee for a position on the Board. If stockholders wish to recommend candidates directly to the Board, they may do so by sending communications to our Chief Executive Officer at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during our fiscal year ended June 30, 2025; and
(b)	our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of our fiscal year ended June 30, 2025

Summary Compensation Table

(1)	Mr. Cassidy was appointed our Interim Chief Executive Officer as of October 31, 2023 and was appointed our Chief Executive Officer (CEO) and PEO as of January 4, 2024. He resigned as our CEO and PEO as of June 2, 2025. Mr. Cassidy was appointed our Secretary as of December 17, 2021, and as a member and chairman of the Board as of June 28, 2022.

(2)	Mr. Shrader was appointed our Chief Operations Officer as of November 1, 2023.

(3)	Mr. Mackey was appointed our Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Treasurer as of March 1, 2024 and through August 8, 2025.

(4)	Mr. Ottolenghi was appointed our Chief Executive Officer, Principal Executive Officer and President as of June 2, 2025.

Narrative to Compensation Table

Bruce Cassidy did not receive any compensation in connection with his service as our Chief Executive Officer or Principal Executive Officer. He also does not receive any compensation in connection with serving as our Secretary and Chairman of the Board.

Jacob Shrader receives an annual salary of $235,200. On April 10, 2023, Mr. Shrader was granted 150,000 incentive stock options. The options vested as to 25% of the shares on June 16, 2023 with a fair market value of $14,213. Thereafter, the options further vested as to 1/48th of the shares subject to the option on the 16th day of each month, beginning on July 16, 2023, for a period of 36 months; provided he provided continuous service to us through each such vesting date. During fiscal year 2024, 37,500 additional options vested with a fair market value of $14,213. On April 22, 2025, Mr. Shrader was granted 275,000 incentive stock options. The options vest over 36 months and have a fair market value of $123,906. During fiscal year 2025, 15,278 options had vested with a fair market value of $6,884.

James Mackey receives an annual salary of $299,750. On April 22, 2025, Mr. Mackey was granted 275,000 incentive stock options. The options vest over 36 months and have a fair market value of $123,906. During fiscal year 2025, 15,278 options had vested with a fair market value of $6,884.

Les Ottolenghi receives an annual salary of $600,000 in accordance with the terms of his employment agreement with us, effective as of June 2, 2025 (the “Ottolenghi Agreement”). Upon entering into the Ottolenghi Agreement, he received a one-time bonus in the amount of $100,000. He is also entitled to an award of 7,284,464 restrictive stock units, where each unit is based on one share of common stock. The award will have a four-year vesting schedule, whereby 1/16th of the units, or 455,279 units, vest on the first day of each quarter, starting on October 1, 2025. Vesting is accelerated upon a sale of substantially all of our assets, a merger in which we are not the surviving entity, termination of his employment by us other than for cause, death or disability or his resignation with good reason. Prior to entering into the Ottolenghi Agreement, Mr. Ottolenghi provided us with his services as a consultant, for which he was paid $10,000 and issued 500,000 shares of our common stock in May as compensation for such services. Additional material terms of the Ottolenghi Agreement include: (i) a term of two years with auto-renewals of successive one-year terms; (ii) he is eligible for annual incentive bonus of no less than 50% of his then salary; (iii) he is eligible for additional bonuses in connection with performance goals in amounts that total no less than an additional 50% of his then salary; and (iv) he is eligible to participate in our employee benefit plans. Mr. Ottolenghi also retains all rights to certain intellectual property set forth in an exhibit to the Ottolenghi Agreement, including Generative AI Agent Frameworks, Local Media Distribution & AI Advertising Switches, Search Engines, Answer Engines, and Smart Sites, NotebookLM and Colab-based Architectures, Vectorized Database and Knowledge Systems and Meat Search Tools and methods for AI based systems regardless of whether it was developed prior to the employment period or further developed during the employment period but outside of the scope of his work for us. Upon termination by us other than for cause, death or disability, or due to Mr. Ottolenghi’s resignation with good reason, then, provided he executes a general release of claims, for 12 months he will be entitled to receive: (1) continued payments equal to his monthly pay under his base salary; and (2) if we do not offer medical health benefits as of the termination date, payment of $2,500 per month, or, if we do offer medical health benefits as of the termination date, payment of Mr. Ottolenghi’s COBRA premium while he is eligible for such coverage.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of June 30, 2025.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Bruce Cassidy	-	-	-	-
Les Ottolenghi	-	-	-	-
Jacob Shrader	127,778	297,222	0.50 & 0.62	04/10/2033 & 04/21/2035
James Mackey	15,278	259,722	0.62	04/21/2035

Director Compensation

We have not compensated our directors for service on the Board or reimbursed for expenses incurred for attendance at meetings of the Board for the fiscal year ended June 30, 2025. We do not have any agreements for compensating our directors for their services in their capacity as directors. The Board may, however, in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities as such.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans (including individual compensation arrangements) as of June 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,372,639	$0.56	2,587,361

Equity compensation plans not approved by security holders	0	$0	0

Total	3,372,639	$0.56	2,587,361

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 29, 2025, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each of our directors (including director nominees); (ii) each of our named executive officers; (iii) our directors and executive officers as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. To our knowledge, none of the shares reported below are pledged as security.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. As of September 29, 2025, we had 73,457,857 shares of common stock and 11,693 shares of Series B preferred issued and outstanding.

	Common Stock		Series B Preferred Stock (2)
Name of Beneficial Owner (1)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class
Bruce Cassidy (3)	95,642,263	75.52%	11,693	100%
Les Ottolenghi (4)	500,000	*	-	-
Jacob Shrader (5)	87,500	*	-	-
All Directors and Officers as a Group (4 persons)	96,229,763	75.98%	11,693	100%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o VIP Play, Inc. 8400 W. Sunset Rd. Suite 300, Las Vegas, NV 89113.

(2)	Holders of Series B preferred stock vote with the common stockholders on an as-converted basis, with each share of Series B preferred stock converting into 100 shares of common stock, on all matters submitted to a vote by holders of our common stock; but, with respect to the election of directors, however, the majority of the holders of Series B preferred stock shall have the power to elect a majority of the then-seated or to-be-seated members of our Board and the common stockholders are entitled only to elect a minority of the then-seated or to-be-seated members of our Board.

(3)	Consists of: (i) 19,028,000 shares of common stock held of record by Eagle Investment Group, LLC, of which Mr. Cassidy is the manager; (ii) 1,169,300 shares of common stock underlying 11,693 immediately convertible shares of Series B Preferred Stock held of record by Eagle Investment Group, LLC; (iii) 24,933,374 shares of common stock held of record by Excel Family Partners, LLLP, of which Mr. Cassidy is the indirect general partner as sole manager of a limited liability company that is the general partner of Excel Family Partners; (iv) 8,460,000 shares of common stock underlying immediately exercisable warrants held of record by Excel Family Partners, LLLP; (v) 8,747,525 shares of common stock underlying the immediately convertible Sixth Amended and Restated Discretionary Convertible Revolving Line of Credit Demand Note held of record by Excel Family Partners, LLLP; (vi) 1,500,000 shares of common stock held of record by Excel Members, LLC, of which Mr. Cassidy is the co-manager with two other people and may be deemed to share voting and investment power with respect to these shares; and (vii) 31,804,064 shares of common stock underlying the immediately convertible First Amended and Restated Discretionary Convertible Revolving Line Of Credit Demand Note dated as of March 31, 2025 held of record by Excel Family Partners, LLLP.

(4)	Consists of 500,000 shares of common stock held of record by Mr. Ottolenghi.

(5)	Consists of 87,500 shares of common stock underlying immediately exercisable options held of record by Mr. Shrader. The options are exercisable any time before April 10, 2033.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

On February 27, 2023, we entered into Stock Redemption and Purchase Agreement with Mr. John Linss and his wholly-owned entity, Corespeed, LLC, for the purchase of Series C Convertible Preferred Stock owned by Corespeed, LLC. We paid $300,000 at the closing and entered into a promissory note for the remaining $1,700,000 of the purchase price. The note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the note; and (ii) a balloon payment for the balance of the note is due by the earlier of the 24-month anniversary of the note or five days after our common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American (an “Uplisting”). On February 23, 2024, the Company and Mr. Linss entered into a First Amendment to Promissory Note dated February 19, 2024 which amended the repayment terms of the note. Pursuant to the note amendment, the note will be repaid as follows: (i) $425,000 of the indebtedness was paid on February 27, 2024; (ii) commencing on April 1, 2024, and continuing on the first day of each calendar month thereafter, equal monthly payments of principal and interest (based on a two (2) year amortization) in the amount of $59,665 are due and payable; and (iii) the balance of the indebtedness is to be paid on the earliest of: (a) April 1, 2026; (b) the fifth day after the occurrence of the Uplisting; or (c) the fifth day after the occurrence of a change of control.

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

On July 18, 2023, a non-revolving line of credit demand note initially for $250,000 (the “Excel Note”) we executed with Excel Family Partners, LLLP (“Excel”), a company controlled by Bruce Cassidy, on February 22, 2022, was amended and restated for a third time whereby: (1) the principal amount was increased to not more than $5,000,000; (2) the interest rate remained the same; (3) the note remained convertible at the Conversion Price; (4) Excel was issued a common stock warrant exercisable on a cash or cashless basis for up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share, with an expiration date of July 17, 2028; and (5) the outstanding indebtedness remained due and payable upon demand.

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

On December 29, 2023, the Excel Note was amended and restated for a fifth time whereby: (1) the principal amount available was decreased to not more than $2,000,000; (2) the interest rate remained the same; (3) the note remained convertible at the Conversion Price; and (4) the outstanding indebtedness remained due and payable upon demand. The day prior a total of $10,366,653 of indebtedness under the Excel Note was converted into shares of our common stock at a conversion price of $0.40 per share (based on the sale by us of shares within the last two years at $0.50 per share multiplied by 80%).

On August 7, 2024, the Excel Note was amended and restated for a sixth time whereby: (1) the principal amount available was increased to not more than $4,110,000; (2) the interest rate remained the same; (3) the note remained convertible at the Conversion Price; and (4) the outstanding indebtedness remained due and payable upon demand.

On August 7, 2024, we also executed a new Discretionary Convertible Revolving Line of Credit Demand Note with Excel in the principal amount of not more than $5,000,000 (the “New LOC”). The terms and conditions for all loans made under the New LOC are substantially similar in all respects to loans made under the Excel Note, except that: (1) the interest rate under the New LOC was reduced to 12.0% per annum; (2) monthly interest only payments don’t begin until October 1, 2024; (3) the look back period to determine the “lowest recent price” for the conversion rate was reduced to a 12-month period; and (4) while the outstanding principal and accrued and unpaid interest are due and payable upon demand, the New LOC had a maturity date of April 1, 2025.

On March 31, 2025, we entered into a First Amended and Restated Discretionary Revolving Line of Credit Demand Note with Excel in the principal amount of not more than $14,000,000 (the “Note”). The Note amended and restated the New LOC The Note does not constitute a committed line of credit. Loans under the Note are made by Excel in its sole and absolute discretion. Upon repayment of any amount of principal or interest under the Note, we may not reborrow under the Note. The Note includes a conversion option that Excel may, at its sole option, convert all or any portion of the debt into fully paid and non-assessable shares of our common stock at a conversion price in an amount equal to the product of the lowest recent price multiplied by 80%. The lowest price is defined, as of each applicable conversion rate, the lowest price per share that we have sold one or more shares to an investor or lender within the 24-month period prior to the applicable conversion date; provided, however, that if no shares were sold within such 24-month period, the lowest recent price will be $0.50 per share. The Note bears interest at 12% and is due on demand.

(b)	Director independence

Mr. Bruce Cassidy is the sole member of our Board. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board has adopted the definition of “independent director” as set forth in Rule 5605(a)(2) of the rules of The Nasdaq Stock Market LLC. In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $200,000 during any period of twelve consecutive months with the past three fiscal years. The ownership of our stock will not preclude a director from being independent.

In applying this definition, our Board has determined that Mr. Cassidy does not qualify as an “independent director” pursuant to such Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports for the fiscal years indicated below:

Consolidated Financial Statements For the Year Ended June 30	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2025	$253,000	$-	$11,500	$-
2024	$239,000	$-	$10,000	$-

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The following documents are filed as part of this Form 10 K, as set forth on the Index to Consolidated Financial Statements found below after the signature page.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of June 30, 2025 and 2024
●	Consolidated Statements of Operations for the years ended June 30, 2025 and 2024
●	Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2025 and 2024
●	Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024
●	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits to this Form 10-K

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws	8-K	3.1	10/04/2022
4.1	Registration Rights Agreement for the Benefit of ZenSports, Inc., dated as of August 26, 2022	8-K	4.1	09/01/2022
4.2	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated February 24, 2023	8-K	4.1	02/28/2023
4.3	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated May 5, 2023	8-K	4.1	05/08/2023
4.4	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated July 18, 2023	8-K	4.1	07/24/2023
4.5	Form of Convertible Promissory Note of VIP Play, Inc.	8-K	4.1	08/29/2023
4.6	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated September 14, 2023	8-K	4.1	09/19/2023
10.1	Sixth Amended and Restated Discretionary Convertible Revolving Line Of Credit Demand Note dated as of August 5, 2024 made by VIP Play, Inc.	8-K	10.1	08/13/2024
10.2	Discretionary Convertible Revolving Line Of Credit Demand Note dated as of August 6, 2024 made by VIP Play, Inc.	8-K	10.2	08/13/2024
10.3	Form of First Amendment to Convertible Note Purchase Agreement of VIP Play, Inc.	8-K	10.1	09/24/2024
10.4	Casino and Sportsbook Online Operations Agreement dated as of December 9, 2024 by and between VIP Play, Inc. and Wheeling Island Gaming, Inc.	8-K	10.1	12/16/2024
10.5	Amended & Restated Agreement for the Provision of a Sports Betting Solution dated January 8, 2025 by and between VIP Play, Inc. and Sports Information Services Limited	8-K	10.1	01/08/2025
10.6	Player Account Management Services Agreement made on February 7, 2025 and between VIP Play, Inc. and White Hat Gaming Limited	8-K	10.1	02/11/2025
10.7	First Amended and Restated Discretionary Convertible Revolving Line Of Credit Demand Note dated as of March 31, 2025 made by VIP Play, Inc.	8-K	10.1	04/02/2025
10.8†	Employment Agreement between VIP Play, Inc. and Les Ottolenghi, dated and effective as of June 2, 2025	8-K	10.2	06/04/2025
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP Play, Inc., a Nevada corporation
(Registrant)

September 29, 2025	By:	/s/ Les Ottolenghi
Les Ottolenghi
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Les Ottolenghi	Chief Executive Officer	September 29, 2025
Les Ottolenghi	(Principal Executive Officer)

/s/ Amy Weiss	Chief Accounting Officer	September 29, 2025
Amy Weiss	(Principal Financial and Accounting Officer)

/s/ Bruce A. Cassidy	Director	September 29, 2025
Bruce A. Cassidy

37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VIP Play, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VIP Play, Inc. (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

September 29, 2025

VIP PLAY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024

ASSETS

Current assets:
Cash	$162,599	$221,754
Cash reserved for users	277,002	228,009
Prepaid expenses and other current assets	2,419,151	795,663
Total current assets	2,858,752	1,245,426

Other assets:
Equipment, net	493	2,153
Intangible assets, net	882,535	6,760,295
Debt issuance costs, net	-	1,330,173
Security deposit	4,076	12,236
Total other assets	887,104	8,104,857

Total assets	$3,745,856	$9,350,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,072,123	$1,408,729
Accrued expenses - related party	1,678,322	371,598
Players balances	336,389	313,758
Notes payable - current	764,415	875,828
Notes payable - related party, net of discount	30,000	30,000
Convertible notes, net	85,407	85,407
Line of credit - related party	19,586,000	7,670,000
Derivative liability	11,226,000	11,273,000
Total current liabilities	34,778,656	22,028,320

Long-term liabilities:
Notes payable - long-term	-	512,527
Total long-term liabilities	-	512,527

Total liabilities	34,778,656	22,540,847

Commitments and contingencies – Note 11

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED BALANCE SHEETS - continued

	June 30, 2025	June 30, 2024

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of June 30, 2025, and June 30, 2024, respectively	-	-
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of June 30, 2025, and June 30, 2024, respectively	11,693	11,693
Series C preferred stock, 6,700,000 shares designated, 0 and 0 shares issued and outstanding as of June 30, 2025, and June 30, 2024, respectively	-	-
Common stock, $0.001 par value, 475,000,000 shares authorized, 73,457,857 and 71,994,990 shares issued and outstanding as of June 30, 2025, and June 30, 2024, respectively	73,457	7,199
Additional paid-in capital	31,268,755	30,295,318
Accumulated deficit	(62,386,705)	(43,504,774)
Total stockholders’ deficit	(31,032,800)	(13,190,564)

Total liabilities and stockholders’ deficit	$3,745,856	$9,350,283

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended June 30,
	2025	2024

Negative gaming revenues	$(86,473)	$(2,299,532)

Cost of gaming revenue	509,585	1,320,380

Net gaming loss	(596,058)	(3,619,912)

Operating expenses:
Salaries and wages	4,463,405	4,358,140
General and administrative	2,579,252	2,902,706
Depreciation and amortization	992,719	1,785,522
Impairment of developed technology and tradename	5,909,318	-
Sales and marketing	1,138,891	2,248,099

Total operating expenses	15,083,585	11,294,467

Other income (expense):
Gain (loss) on change in fair value of derivative	47,000	(9,532,758)
Loss on extinguishment of debt – related party	-	(798,873)
Interest expense	(205,664)	(284,780)
Interest expense – related party	(3,043,624)	(4,854,903)

Total other expense	(3,202,288)	(15,471,314)

Net loss from continuing operations, net of income taxes	(18,881,931)	(30,385,693)

Net loss	$(18,881,931)	$(30,385,693)

Net loss attributable to common stockholders	(18,881,931)	(30,385,693)

Net loss per common share - basic and diluted	$(0.26)	$(0.55)

Weighted average number of common shares outstanding - basic and diluted	72,621,380	55,351,894

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2023	-	$-	11,693	$11,693	2,499,998	$250	41,905,000	$4,191	$12,669,930	$(13,119,081)	$(433,017)

Issuance of common stock for cash	-	-	-	-	-	-	400,000	40	299,960	-	300,000

Issuance of common stock upon conversion of debt	-	-	-	-	-	-	25,916,632	2,591	12,955,725	-	12,958,316

Issuance of common stock upon conversion of Series C Preferred Shares	-	-	-	-	(2,499,998)	(250)	2,799,443	280	(30)	-	-

Fair value of warrant issued as part of restated related party demand line of credit	-	-	-	-	-	-	-	-	3,308,122	-	3,308,122

Issuance of common stock upon cashless exercise of warrants	-	-	-	-	-	-	973,915	97	(97)	-	-

Fair value of warrant granted for consulting services	-	-	-	-	-	-	-	-	764,007	-	764,007

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	297,701	-	297,701

Net loss for the period	-	-	-	-	-	-	-	-	-	(30,385,693)	(30,385,693)

Balance, June 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$7,199	$30,295,318	$(43,504,774)	$(13,190,564)

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2024	-	$-	11,693	$11,693	-	$-	71,994,990	$7,199	$30,295,318	$(43,504,774)	$(13,190,564)

Issuance of common stock and warrants for cash and offering costs	-	-	-	-	-	-	837,867	838	499,162	-	500,000

Shares issued for consulting services	-	-	-	-	-	-	625,000	625	324,375	-	325,000

Change in par value	-	-	-	-	-	-	-	64,795	(64,795)	-	-

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	214,695	-	214,695

Net loss for the period	-	-	-	-	-	-	-	-	-	(18,881,931)	(18,881,931)

Balance, June 30, 2025	-	$-	11,693	$11,693	-	$-	73,457,857	$73,457	$31,268,755	$(62,386,705)	$(31,032,800)

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,881,931)	$(30,385,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	992,719	1,785,522
Amortization of debt issuance costs	1,330,173	3,559,088
Issuance of warrants for consulting services	-	764,007
Issuance of common stock for consulting services	325,000	-
Impairment of developed technology and tradename	5,909,318	-
Fair value of vested incentive stock options	214,695	297,701
Discount on related party note payable	-	323,345
Change in fair value of derivative liability	(47,000)	9,532,758
Loss on extinguishment of debt – related party	-	798,873
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,266,452)	682,040
Accounts payable and accrued expenses	(336,604)	189,711
Accrued expenses - related party	1,306,724	972,470
Players balances	22,632	178,812
Net cash used in operating activities	(10,430,726)	(11,301,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software	(1,022,622)	(476,956)
Net cash used in investing activities	(1,022,622)	(476,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	500,000	300,000
Proceeds from line of credit, related party	11,916,000	11,660,000
Proceeds from convertible notes	-	850,000
Repayments of note payable - current	(972,814)	(937,311)
Net cash provided by financing activities	11,443,186	11,872,689

NET CHANGE IN CASH AND CASH RESERVED FOR USERS	(10,162)	94,367

CASH AND CASH RESERVED FOR USERS AT BEGINNING OF PERIOD	449,763	355,396

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$439,601	$449,763

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:
CASH	$162,599	$221,754
CASH RESERVED FOR USERS	277,002	228,009
CASH AND CASH RESERVED FOR USERS AT THE END OF PERIOD	$439,601	$449,763

SUPPLEMENTAL INFORMATION:
Interest paid	$598,796	$119,738

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock and warrants issued for offering costs	$147,747	$-
Insurance financing	$348,873	$285,971
Payoff of related party note payable with related party line of credit	$-	$1,760,000
Common stock issued upon conversion of debt	$-	$10,366,653
Derivative and warrants issued for deferred financing costs	$-	$1,404,771

The accompanying notes are an integral part of these consolidated financial statements.

VIP Play, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

NOTE 1 – OVERVIEW AND ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

VIP Play, Inc., formerly known as KeyStar Corp. (the “Company,” “we”, “us” and “our”) was incorporated on April 16, 2020, under the laws of the State of Nevada. Up until August 5, 2024, the company had two wholly owned subsidiaries; one was formed on December 21, 2021, under the State of Nevada, as UG Acquisition Sub, Inc., the second, VIP Play TN, LLC, formerly known as KeyStar TN LLC, was formed on December 9, 2022. On August 5, 2024, the board of directors approved the winding down and dissolution of its wholly owned subsidiary, UG Acquisition Sub, Inc. Prior to September 20, 2024, we were known as KeyStar Corp.

In May 2023, the Company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023. On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants the Company to the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. See Note 11. On March 31, 2025, the Company received interim approval on its West Virginia i-Gaming and Sports Wagering Management Service Provider License. As of June 30, 2025 the Company had not yet commenced operations in West Virginia.

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

Restatement of Previously Issued Financials

During the year ended June 30, 2025, the Company concluded that the nondiscretionary loyalty program expenses recorded in the year ended June 30, 2024 were improperly classified on the consolidated statement of operations as operating expenses as opposed to a reduction to gaming revenue.

In evaluating whether the previously issued consolidated financial statements were materially misstated for the year ended June 30, 2024, the Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior year financial statements was not material due to the lack of effect on the net loss year ended June 30, 2024. However, the incorrect classification of the expenses during the year ended June 30, 2024 would have a material impact on the comparison to the year ended June 30, 2025. Therefore, as permitted by SAB108, the Company elected a voluntary “little r restatement” and revised the prior period financial statements in the current filing (June 30, 2025) as follows:)

	For the year ended June 30, 2024 As Previously Reported	Adjustments	For the year ended June 30, 2024 As Restated
Gaming (loss) revenues, net	$(1,098,374)	$(1,201,158)	$(2,299,532)
Net gaming loss	$(2,418,754)	$(1,201,158)	$(3,619,912)
Sales and marketing	$3,517,265	$(1,269,166)	$2,248,099
General and administrative	$2,834,698	$68,008	$2,902,706
Total net loss	$(30,385,693)	$-	$(30,385,693)
Net loss per common share – basic and diluted	$(0.55)	$-	$(0.55)

Certain non-gaming related expenses were reclassified from sales and marketing expense to general administrative expense as part of the adjustments to the prior year end periods above to conform to the current year presentation.

These errors identified in FY24 had no impact to FY25 current period reporting.

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

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $62,386,705 as of June 30, 2025. The Company had a net loss from continuing operations of $18,881,931, a working capital deficit of $31,919,904 and negative cash flows of $10,430,726 from operations for the year ended June 30, 2025. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Cash and Equivalents

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2025, the Company maintained a total cash balance which was $44,159 in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by VIP Play TN, LLC, a Tennessee limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of June 30, 2025 and 2024, approximately $277,000 and $228,000 was reserved for users.

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

Internally developed capitalized software and website development and the VIP Play, Inc. trade name is stated at cost, less accumulated amortization on the consolidated balance sheet. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets greater than $5,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. Developed technology is principally related to technological assets acquired through Asset Purchase Agreements which are recorded at relative fair value based on the purchase consideration, less accumulated amortization. Amortization is calculated using the straight-line method over the asset’s estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings.

Estimated useful lives are as follows:

Developed technology	5 years
Capitalized software and website development	3 years
Trademarks	3-5 years

Developed Technology

Developed technology primarily relates to the design and development of sports betting software for online sportsbook.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible assets, current level of performance, are expensed as incurred. When intangible assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Intangible assets include the cost of developed technology, trademarks and trade names and gaming licenses. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company recorded impairment charges of $5,909,318 during the year ended June 30, 2025 related to ZenSports application developed technology, internally developed software, website development costs and trademarks. See Note 3.

Lease Commitments

On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expired on February 1, 2025 and was continued on a month-to-month basis. The prior lease and the new agreement call for monthly lease payments of $1,600.

On June 18, 2025, the Company entered into a month-to-month lease for office space in Las Vegas, Nevada. The lease agreement calls for monthly lease payments of $300.

Total rental expense for the years ended June 30, 2025 and 2024 was $49,127 and $97,618, respectively.

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

The Company’s derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the years ended June 30, 2025, or 2024.

Description	Total fair value at June 30, 2025	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$11,226,000	$-	$-	$11,226,000

Description	Total fair value at June 30, 2024	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$11,273,000	$-	$-	$11,273,000

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2025, and June 30, 2024, the Company had a derivative liability of $11,226,000 and $11,273,000, respectively.

Players Balances

Players balances were comprised of sports betting deposits and contestant prize winnings from promotional events.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500,000 Surety Bond (see Note 11) of not less than the players liability balance at any given day. During the year ended June 30, 2024, the Company became non-compliant with this requirement and quickly resolved the reserve deficiency as required. As of June 30, 2025 and 2024, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our condensed consolidated unaudited statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended June 30, 2025 and 2024, advertising costs were $1,138,891 and $2,248,099, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2025 and 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2025 and 2024, we had no unrecognized tax benefits.

Earnings (loss) per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2025 and 2024 the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the year ended June 30, 2025	For the year ended June 30, 2024
Stock Options	6,039,740	4,250,000
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,050,000	10,000,000
Shares issuable upon conversion of line of credit	35,409,543	26,551,338
Shares issuable upon conversion of convertible notes	1,416,667	2,125,000
Total potentially dilutive shares	54,085,250	44,095,638

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - EQUIPMENT

The Company’s equipment consisted of the following as of:

	June 30, 2025	June 30, 2024
Equipment	$4,980	$4,980
Total	4,980	4,980
Less: accumulated depreciation	4,487	2,827
Equipment, net	$493	$2,153

Equipment at June 30, 2025 and 2024 consisted of computers. Depreciation expense of equipment during the years ended June 30, 2025, and 2024 was $1,660 and $1,660, respectively.

NOTE 3 - LONG LIVED AND OTHER INTANGIBLE ASSETS

Gaming license costs are primarily comprised of legal and professional fees associated with our application for a gaming license in Tennessee. There was no impairment recorded during the years ended June 30, 2025 and 2024, respectively. See Note 1.

Long-lived and other intangible assets held, net of impairment are comprised of the following at:

	June 30, 2025	June 30, 2024
Developed technology - ZenSports	$-	$7,971,965
Developed technology – VIP Play	784,072	-
Tradenames and trademarks	-	560,999
Gaming licenses	135,837	135,837
Total	919,909	8,646,901
Less: accumulated amortization	(37,374)	(1,886,606)
Net carrying value	$882,535	$6,760,295

Amortization expense of developed technology for the years ended June 30, 2025 and 2024, was $991,059 and $1,783,862, respectively. Amortization expense of tradenames for the years ended June 30, 2025 and 2024, was $53,909 and $107,820, respectively. Amortization expense is included in the statement of operations.

On November 1, 2024 (and then amended on January 8, 2025, the Company entered into an agreement with a sports betting services provider. See Note 11. As per the terms of the agreement, the Company will integrate the VIP Play application (the “new application”) into the sportsbook platform provided by the new provider. The Company launched the new application in May 2025. As of December 31, 2024, the Company has ceased development of the ZenSports technology. As per ASC 360-10, Impairment or Disposal of Long-Lived Assets, these events triggered an impairment test of our finite lived asset as listed below and the carrying amount was deemed to be unrecoverable. An impairment loss of $5,909,318 was recorded at December 31, 2024.

As of June 30, 2025, intangible assets consisted of the following, net of impairment:

		Remaining
	Estimated	Weighted Average	June 30,			June 30,
	Useful Life	Useful Life	2024	Additions	Impairments	2025
Developed technology, tradenames and trademarks – VIP Play – gross carrying value	3 years	2.85 years	$8,511,064	$1,022,617	$(7,795,924)	$1,737,757
Developed technology, tradenames and trademarks – VIP Play – accumulated amortization			$(1,886,606)	$(991,059)	$1,886,606	$(991,059)
Total definite lived intangible assets			$6,624,458	$31,558	$(5,909,318)	$746,698
Gaming license – indefinite lived	Indefinite	-	$135,837	$-	$-	$135,837
Total net intangibles			$6,760,295	$31,558	$(5,909,318)	$882,535

The estimated future amortization of intangibles subject to amortization at June 30, 2025 was as follows:

For the Years Ended June 30,	Amount
2026	$263,585
2027	263,585
2028	219,528
Total	$746,698

NOTE 4 – PLAYERS BALANCES

Players balances were comprised of players betting deposits and contestant prize winnings for promotional events. Players balances were $336,389 and $313,758 as of June 30, 2025 and June 30, 2024, respectively.

NOTE 5 - CONVERTIBLE DEBT

On August 23, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with an unrelated party in the principal amount of $200,000 (“note A”). On August 28, 2023, the Company entered into a Note Purchase Agreement and a Convertible Promissory Note with another unrelated party in the principal amount of $500,000 (“note B”). On September 1, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with a third unrelated party in the principal amount of $150,000 (note “C”). These Notes are part of a private convertible debt offering of up to $2,000,000 the Company is undertaking to raise additional reserve funds required to cover increases in wagers. The outstanding principal under the Notes, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by the Company on the date that is one year following the date of issuance of each of the Notes. Accrued interest is to be paid monthly in cash beginning the first month after the issuance of each of the Notes. The Company has no right to prepay all or any portion of the outstanding principal under the Notes prior to the Maturity Date. The outstanding principal under the Notes and accrued and unpaid interest are convertible, at the sole discretion of the holders of the Notes, into shares of the Company’s common stock, par value $.001 per share, at a conversion price equal to 80% of the lowest price per share that the Company sells shares of its common stock during the period beginning with the date of issuance of each of the Notes until the Maturity Date, and if no shares are sold in such period, at a conversion price equal to $1.00 per share. The number of Conversion Shares issuable upon the conversion of the Notes is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

In August 2024, all three of these Convertible Notes were extended for an additional year.

In August 2025, note A and note C were amended and were extended for an additional year and note B was amended and extended through October 1, 2025. See Note 14.

At June 30, 2025 and 2024, total principal of $850,000 and $850,000 was outstanding, respectively. And total interest expense of $102,000 and $102,000 was recognized, respectively.

The fair value of the conversion feature upon issuance of the three notes was $764,593. The fair value of the conversion feature at June 30, 2025 and 2024 was $509,000 and $592,000, respectively. As per ASC 815, the embedded conversion option was bifurcated from the host contract and $85,407 was recorded as the host contract. The fair value of the entire instrument is recorded as a level 3 financial instrument. See Note 1. The conversion option was valued by the Company using the Monte-Carlo model.

The following are the significant assumptions used in the Monte-Carlo model.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 1, 2023	68.2%	4.87%	0%	2.00

NOTE 6 - NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

As of June 30, 2025, and June 30, 2024, a principal amount of $30,000 and $30,000, and accrued interest of $13,496 and $10,496, respectively, is owed to Eagle Investment Group, LLC, a company controlled by Bruce Cassidy, as per a promissory noted entered into on December 17, 2021. The interest expense for the years ended June 30, 2025 and 2024 was $3,000 and $3,000, respectively.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. See Note 9. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. The Note bears interest at a rate of 5% per annum,, and requires the following payments: (i) no less than $850,000.00, in aggregate, of one or more payments is due by the 12-month anniversary of the Note; and (ii) a balloon payment for the balance of the Note is due by the earlier of the 24-month anniversary of the Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. On February 19, 2024, the Company entered into a first amendment to the $1,700,000 promissory note with John Linss. As per the amendment, $425,000 was paid on February 27, 2024 and equal monthly payments of principal and interest of $59,665 shall be paid to Mr. Linss monthly, beginning on April 1, 2024 for a period of twenty-four months. The amended maturity date of the note is the earliest of (a) April 1, 2026, (b) upon the occurrence of an uplisting, the fifth day after the occurrence of the uplisting, or (c) upon the occurrence of a change of control. All other terms of the original note remain the same. The Company has evaluated this amendment and has deemed it a debt modification in accordance with the ASC 470 guidance.

The outstanding principal balance at June 30, 2025, is $511,342, with the full balance being classified as Note Payable- Current on the balance sheet, and accrued interest is $100,190. The outstanding principal balance at June 30, 2024, was $1,130,743, with $618,216 being classified as Note Payable- Current on the balance sheet, and accrued interest was $100,190. The interest expense for the years ended June 30, 2025 and 2024 is $96,580 and $194,934 respectively..

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

On May 24, 2024, the Company renewed a short term note payable with a premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $318,557 at an annual percentage rate of 9.60%. After a down payment of $47,784 was made upon execution of the Note, ten monthly payments remained in the amount of $28,382 each. The final monthly payment was paid on March 24, 2025.

On May 24, 2025, the Company renewed the short term note payable with the premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $296,259 at an annual percentage rate of 9.20%. After a down payment of $44,439 was made upon execution of the Note, ten monthly payments remained in the amount of $26,348 each. The balance of this Note was $228,291 as of June 30, 2025, and is included as part of Notes Payable – Current in the consolidated balance sheet.

On November 6, 2024, the Company entered into a short term note payable with a premium finance company to fund their excess and surplus insurance. The total premiums, taxes and fees financed was $81,262 at an annual percentage rate of 9.65%. After a down payment of $14,540 was made upon execution of the Note, ten monthly payments remained in the amount of $8,490 each. The balance of this Note was $25,066 as of June 30, 2025, and is included as part of Notes Payable – Current in the balance sheet.

NOTE 7- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company executed a non-revolving line of credit demand note for $250,000 with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our Chief Executive Officer) the Chairman of and sole director our board of directors. The note bears interest at 5% per annum. The Note does not constitute a committed line of credit. Loans under the note are made by Excel in its sole and absolute discretion. On August 16, 2022, the non-revolving line of credit demand note was amended under the same terms and conditions.

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

The amended non-revolving line of credit was exchanged and modified on substantially different terms from the non-revolving line of credit demand note it replaced and as such is treated as a debt modification. The Company incurred debt issuance costs of $7,624,859, which is the sum of the fair value of the conversion feature in the note, and the fair value of the warrant. This total amount was included in the debt issuance costs on the accompanying balance sheet, net of amortization, for the years ended June 30, 2023 and 2022 and were to be amortized over sixteen months, which was the estimated life of the debt.

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

As of June 30, 2025, $4,110,000 was outstanding on the Sixth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP and $15,476,000 was outstanding on the First Amended and Restated new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP

At June 30, 2025, the remaining unamortized debt issuance costs were $0. Amortization of $1,330,173 and $3,559,088 was included in interest expense, respectively during the years ended June 30, 2025 and 2024.

As of June 30, 2025 and 2024, the aggregate outstanding principal balance of all loans under the Note was $19,586,000 and $7,670,000, respectively and accrued interest was $1,659,726 and $356,002.

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the years ended June 30, 2025 and 2024:

Balance at June 30, 2023	$6,859,452
Embedded conversion option of convertible debt	2,169,364
Derivative liability extinguished upon conversion of debt (Note 7)	(7,288,574)
Change in the fair value of the embedded conversion option	9,532,758
Balance at June 30, 2024	$11,273,000
Change in the fair value of the embedded conversion option	(47,000)
Balance at June 30, 2025	$11,226,000

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2024	57.50-68.5%	4.66-5.03%	0%	1.17-2.25
At June 30, 2025	55.40-56.40%	3.92-4.07%	0%	0.84-1.17

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

Series A Convertible Preferred Stock

During the years ended June 30, 2025 and 2024, there were no issuances of Series A Convertible Preferred Stock. As at June 30, 2025 and 2024, no shares were outstanding.

Series B Convertible Preferred Stock

During the years ended June 30, 2025 and 2024, there were no issuances of Series B Convertible Preferred Stock. As at June 30, 2025 and 2024, 11,693 and 11,693 shares were outstanding, respectively.

Series C Convertible Preferred Stock

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of the 3,313,333 shares of Series C Convertible Preferred Stock owned by Linss and Corespeed, LLC. The Company paid $300,000 at the closing and entered into a promissory note with Mr. Linss for the remaining $1,700,000 of the purchase price. See Note 6.

On June 15, 2024, the board of directors approved the issuance of common shares upon conversion of all outstanding Series C Preferred Stock. A total of 2,799,443 shares of common stock was issued upon the conversion of 2,499,998 shares of Series C Preferred stock.

As at June 30, 2025 and 2024, no shares were outstanding.

Common Stock

On December 28, 2023, a total of 25,916,632 shares of common stock were issued upon conversion of $10,366,653 notes payable. See Note 7. The fair market value of the total shares issued was $12,958,316 based on the most recent sales price of common stock ($.50 per share). A loss on conversion of debt and related derivative liability in the amount of $798,873 was recorded on the statement of operations. See Note 7

On January 8, 2024 the Company sold 400,000 shares of common stock to an unrelated party for cash proceeds of $300,000.

On June 15, 2024, the board of directors approved the issuance of common shares upon conversion of all outstanding Series C Preferred Stock. A total of 2,799,443 shares of common stock was issued upon the conversion of 2,499,998 shares of Series C Preferred stock.

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

On April 28, 2025, the Company issued 500,000 shares of common stock to a consultant for services with a fair value of $275,000, based on the closing price of the Company’s common stock on the grant date. The Company recognized the full amount as consulting expense during the year ended June 30, 2025.

On May 14, 2025, the Company issued 125,000 shares of common stock to a consultant for services with a fair value of $50,000, based on the closing price of the Company’s common stock on the grant date. The Company recognized the full amount as consulting expense during the year ended June 30, 2025.

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

In April 2023, the Board granted Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 3,250,000 shares of our common stock at an exercise price of $0.50 per share (the “Awards”).

In April 2025, the Board granted Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 2,090,000 shares of our common stock at an exercise price of $0.62 per share (the “Awards”).

Below is a table summarizing the changes in stock options outstanding for the years ended June 30, 2025 and 2024:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2023	3,250,000	9 years	$0.50	$-
Options exercisable as of June 30, 2023	717,361	9 years	$0.50	$-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	1,175,000	-	0.50	$-
Options outstanding as of June 30, 2024	2,075,000	7.65 years	$0.50	$518,750
Options exercisable as of June 30, 2024	1,517,361	7.65 years	$0.50	$379,340

Granted	2,090,000	9.77 years	0.62	-
Exercised	-	-	-	-
Forfeited or expired	792,361	-	0.51	$-
Options outstanding as of June 30, 2025	3,372,639	7.59 years	$0.56	$-
Options exercisable as of June 30, 2025	1,366,042	5.22 years	$0.51	$-

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant. The assumptions used during the years ended June 30, 2025 and 2024 were as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2025
Exercise Price:	$0.50	$0.62
Volatility:	111.60%	122.28%
Risk Free Rate:	4.20%	3.82%
Vesting Period:	10 years	10 years
Expected Life:	1.5 years	5 years

As of June 30, 2025 there was $1,009,225 of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 7.93 years.

During the year ended June 30, 2024, 1,175,000 stock options were forfeited upon the termination of employment of two executives and one employee as per the terms of their stock option and termination agreements.

During the year ended June 30, 2025, 792,361 stock options were forfeited upon the termination of employment of two executives, two contractors, and one employee as per the terms of their stock option and termination agreements.

As of June 30, 2025, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 2,587,361 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

During May 2023, the Company was issued $500,000 in a surety bond at an annual premium cost of $12,500 and during May 2024 and again in May 2025, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through September 29, 2025.

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

Transactions with our former Chief Executive Officer and current Chairman of our Board of Directors:

On August 16, 2022, the non-revolving line of credit demand with Excel Family Partners, LLLP (“Excel”) a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our board of directors, which can exert significant influence over the Company, was increased to $2,000,000 under the same terms and conditions. See Note 7.

On February 24, 2023, the Company entered into a second amended and restated discretionary non-revolving line of credit demand note with Excel in the principal amount of not more than $4,000,000 and granted a common stock warrant exercisable up to 4,000,000 shares of the Company’s common stock. See Note 7.

On May 5, 2023, the Company entered into a Promissory Note with Excel Family Partners, LLLP, a company controlled by Bruce Cassidy (our former Chief Executive Officer through June 14, 2022) the Chairman of our Board of Directors in the principal amount of $1,600,000. The Note matures on November 4, 2023, at which time the outstanding principal amount under the Note, along with a flat funding fee of $160,000 is due and payable in full at loan maturity. In connection with entering the Note, the Company issued a Common Stock Warrant to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 per share (the “Warrant”). The Warrant may be exercised, in whole or in part, at any time through May 4, 2028, on either a cash or cashless basis. On September 14, 2023, this Note and the flat funding fee were paid in full from the Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”). See Note 7.

On July 18, 2023, the Company entered into a Third Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, (“Excel”) in the principal amount of not more than $5,000,000 and granted a common stock warrant exercisable up to 1,000,000 shares of the Company’s common stock. See Note 7.

On September 14, 2023, the Company entered into a Fourth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $10,000,000 and granted a common stock warrant exercisable up to 3,400,000 shares of the Company’s common stock. See Note 7.

A total of $10,366,653 of indebtedness under the Fourth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note was converted into shares of common stock (the “Shares”) at a conversion price of $0.40 per Share (based on the sale by the Company of Shares within the last two years at $0.50 per share multiplied by 80%) on December 28, 2023. See Note 9.

On December 29, 2023, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line Of Credit Demand Note with Excel Family Partners, LLLP, a Florida limited liability limited partnership (“Excel”) in the principal amount of not more than $2,000,000 and granted a common stock warrant exercisable up to 2,460,000 shares of the Company’s common stock. See Note 7.

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

During the year ended June 30, 2025, the company borrowed $11,916,000 under this Note.

NOTE 13 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2025 and 2024 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended June 30, 2025 and 2024.

A reconciliation of the differences between the effective and statutory income tax rates for the years ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Amount	Percent	Amount	Percent
Federal statutory rates	$(2,242,165)	21.0%	$(3,511,140)	21.0%
State income taxes	(58,136)	0.54%	(285,468)	1.7%
Valuation allowance against net deferred tax assets	2,300,301	-21.54%	3,796,608	-22.7%
Effective rate	$-	0.0%	$-	0.0%

At June 30, 2025 and 2024, the significant components of the deferred tax assets are summarized below:

	June 30, 2025	June 30, 2024
Deferred income tax asset
Net operating loss carryforwards	$7,633,025	$5,532,054
Debt extinguishment/modification	589,668	614,946
Depreciation and amortization	192,245	135,395
Gain or loss on sale	(123)	(128)
Unrealized gains and losses on investments	2,245,746	2,352,522
Impairments	1,280,065	14,276
Accrued Interest	425,288	151,482
Non-cash compensation	54,624	41,600
Capitalized Sec 174 R&D	296,469	226,025
Amortization of 174 R&D	(65,190)	(34,732)
Total deferred income tax asset	12,651,817	9,033,440
Less valuation allowance	(12,651,817)	(9,033,440)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $3,618,377 in June 2025 as a result of the Company generating additional net operating losses.

The Company has recorded as of June 30, 2025 and 2024 a valuation allowance of $12,651,817 and $9,033,440, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2025 and 2024.

The Company has net operating loss carry-forwards of approximately $32,000,000. The June 30, 2021, 2022, 2023, and 2024 tax years are still subject to audit.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2025, to the date, these financial statements were issued, and as of September 29, 2025, there were no other material subsequent events to disclose in these financial statements with the exception of the events below.

On August 23, 2025, the Company entered into a Second Amendment to the Convertible Note Purchase Agreement and Convertible Promissory Note with an unrelated party in the principal amount of $200,000 (“note A”). The outstanding principal under the Note, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by the Company on August 31, 2026. On August 28, 2025, the Company entered into a Second Amendment to the Note Purchase Agreement and Convertible Promissory Note with another unrelated party in the principal amount of $500,000 (“note B”). The outstanding principal under the Note, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by the Company on October 1, 2025. On September 1, 2025, the Company entered into a Second Amendment to the Convertible Note Purchase Agreement and Convertible Promissory Note with a third unrelated party in the principal amount of $150,000 (note “C”). The outstanding principal under the Note, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by the Company on August 31, 2026. The Notes will accrue interest at a rate equal to twelve percent (12%) per annum. Accrued interest is to be paid monthly in cash beginning the first month after the issuance of each of the Notes. The Company has no right to prepay all or any portion of the outstanding principal under the Notes prior to the Maturity Date. The outstanding principal under the Notes and accrued and unpaid interest are convertible, at the sole discretion of the holders of the Notes, into shares of the Company’s common stock, par value $.001 per share, at a conversion price equal to the lower of $0.60 per share or an amount equal to 80% of the lowest price per share that the Company has sold shares of common stock in the last twelve-month period before the maturity date, provided, however that if no shares were sold during such twelve-month period, the Conversion price shall be $0.60. The number of Conversion Shares issuable upon the conversion of the Notes is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

On September 9, 2025, in connection with the amended Convertible Note purchase agreement dated August 23, 2025, the Company entered into a Convertible Promissory Note with an unrelated party in the principal amount of $100,000. The outstanding principal under the Note, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by the Company on September 8, 2026. Accrued interest is to be paid monthly in cash beginning October 23, 2025. The Company has no right to prepay all or any portion of the outstanding principal under the Note prior to the Maturity Date. The outstanding principal under the Note and accrued and unpaid interest is convertible, at the sole discretion of the holders of the Note, into shares of the Company’s common stock, par value $.001 per share, at a conversion price equal to the lower of $0.60 per share or an amount equal to 80% of the lowest price per share that the Company has sold shares of common stock in the last twelve-month period before the maturity date, provided, however that if no shares were sold during such twelve-month period, the Conversion price shall be $0.60. The number of Conversion Shares issuable upon the conversion of the Note is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

Subsequent to June 30, 2025, the Company encountered a software defect (the “Defect”) impacting its internal information technology (“IT) infrastructure and applications. Upon detecting the Defect, the Company promptly took steps to contain and remediate the Defect and initiated an investigation. The Defect has now been addressed and corrected. Based on the Company’s investigation findings to date, the Defect resulted in unauthorized player withdrawals that were processed by the Company’s external payment processor vendor in the amount of approximately $200,000. The Company has notified applicable regulators as required and is in the process of recouping these funds from the implicated individuals in accordance with applicable law. As of the date of this filing, the Company has recouped approximately $27,000 of these unauthorized funds and expects to recoup the majority of the remaining balance over the coming months. The Company believes that the Defect will not have a material impact on its first quarter 2026 results.

Subsequent to June 30, 2025 and through September 29, 2025, the Company borrowed an additional $2,899,665 under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

