Form 10-Q
period 2025-09-30
VIP Play, Inc.
filed 2025-11-14
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of November 14, 2025, was 73,457,857 shares, par value $0.001 per share.

VIP Play, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited), and June 30, 2025;

F-3	Condensed Consolidated Statements of Operations for the three months ended September 30, 2025, and 2024 (unaudited);

F-4	Condensed Consolidated Statements of Stockholders’ Deficit for the three month periods ended September 30, 2025, and 2024 (unaudited);

F-6	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025, and 2024 (unaudited);

F-7	Notes to Unaudited Condensed Consolidated Financial Statements.

1

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value)

	September 30, 2025	June 30, 2025
	(unaudited)
ASSETS

Current assets:
Cash	$311	$163
Cash reserved for users	187	277
Prepaid expenses and other current assets	2,272	2,419
Total current assets	2,770	2,859

Other assets:
Intangible assets, net	1,005	883
Deposits and other assets	4	4
Total other assets	1,009	887

Total assets	$3,779	$3,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,451	$1,074
Accrued expenses - related party	2,347	1,678
Players liabilities	108	336
Notes payable	499	764
Notes payable - related party, net of discount	30	30
Convertible notes, net	132	85
Line of credit - related party	22,486	19,586
Derivative liability	11,148	11,226
Total current liabilities	38,201	34,779

Total liabilities	38,201	34,779

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	September 30, 2025	June 30, 2025
	(unaudited)
Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized
Series A preferred stock, $0.001 par value, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of September 30, 2025, and June 30, 2025, respectively	-	-
Series B preferred stock, $1.00 par value, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of September 30, 2025, and June 30, 2025, respectively	12	12
Series C preferred stock, $0.001 par value, 6,700,000 shares designated, 0 and 0 shares issued and outstanding as of September 30, 2025, and June 30, 2025, respectively	-	-

Common stock, $0.001 par value, 475,000,000 shares authorized, 73,457,857 and 73,457,857 shares issued and outstanding as of September 30, 2025, and June 30, 2025, respectively	73	73
Additional paid-in capital	31,332	31,269
Accumulated deficit	(65,839)	(62,387)
Total stockholders’ deficit	(34,422)	(31,033)

Total liabilities and stockholders’ deficit	$3,779	$3,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except number of shares and per share data)

	For the three months ended September 30,
	2025	2024

Gaming revenues	$5	$(4)

Costs of gaming revenue	191	96

Net gaming loss	(186)	(100)

Operating expenses:
Salaries and wages	1,516	926
Depreciation and amortization	83	472
Sales and marketing	279	116
General and administrative	803	989
Total operating expenses	2,681	2,503
Loss from Operations	(2,867)	(2,603)

Other income (expenses):
Gain (loss) on change in fair value of derivative	132	(1,652)
Interest expense	(48)	(61)
Interest expense - related party	(669)	(953)

Total other expenses, net	(585)	(2,666)

Net loss	$(3,452)	$(5,269)

Net loss per common share basic and diluted	$(0.05)	$(0.07)

Weighted average number of common shares outstanding basic and diluted	73,457,857	73,164,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands except share data)

	Preferred Shares Series A $0.001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, June 30, 2025	-	$-	11,693	$12	-	$-	73,457,857	$73	$31,269	$(62,387)	$(31,033)
Fair value of vested incentive stock options -	-	-		-		-		-	63	-	63
Net loss	-	-	-	-	-	-	-	-	-	(3,452)	(3,452)

Balance, September 30, 2025	-	$-	11,693	$12	-	$-	73,457,857	$73	$31,332	$(65,839)	$(34,422)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2024	-	$-	11,693	$12	-	$-	71,994,990	$7	$30,295	$-	$(43,505)	$(13,191)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	48	-	-	48

Change in par value of common stock	-	-	-	-	-	-	-	65	(65)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(5,269)	(5,269)

Balance, September 30, 2024	-	$-	11,693	$12	-	$-	71,994,990	$72	$30,278	$-	$(48,774)	$(18,412)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,452)	$(5,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs – related party	-	641
Depreciation and amortization	83	472
Incentive stock option expense	63	48
(Gain) loss on change in fair value of derivative	(132)	1,652
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	147	272
Accounts payable and accrued expenses	380	(368)
Accrued expenses - related party	669	313
Players liabilities	(229)	(52)
Net cash used in operating activities	(2,471)	(2,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licenses and capitalized software	(206)	(112)
Net cash used in investing activities	(206)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	2,900	2,725
Proceeds from convertible notes	100	-
Repayments of notes payable	(265)	(228)
Net cash provided by financing activities	2,735	2,497

NET CHANGE IN CASH AND CASH RESERVED FOR USERS	58	94

CASH AND CASH RESERVED FOR USERS AT BEGINNING OF PERIOD	440	450

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$498	$544

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:

CASH	311	342

CASH RESERVED FOR USERS	187	202

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$498	$544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$40	$56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OVERVIEW AND ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

VIP Play, Inc. (the “Company,” “we”, “us” and “our”), formerly known as KeyStar Corp. prior to September 20, 2024, was incorporated on April 16, 2020, under the laws of the State of Nevada. On December 21, 2021, the Company formed UG Acquisition Sub, Inc. as a wholly-owned subsidiary under the state of Nevada. On December 9, 2022, the Company formed VIP Play TN, LLC (formerly known as KeyStar TN, LLC) as a wholly-owned subsidiary under the state of Nevada. On March 4, 2025, the Company formed VIP Play WV, LLC as a wholly owned subsidiary under the state of Nevada. On August 5, 2024, the Board of Directors approved the winding down and dissolution of UG Acquisition Sub, Inc.

In May 2023, the Company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023. On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants the Company the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. On March 31, 2025, the Company received interim approval on its West Virginia i-Gaming and Sports Wagering Management Service Provider License. As of September 30, 2025, the Company had not yet commenced operations in West Virginia.

Basis of Presentation

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the United States Securities and Exchange Commission (“SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the disclosures required by U.S. GAAP for complete annual audited consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-K for the year ended June 30, 2025. In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending June 30, 2026. The condensed consolidated balance sheet at June 30, 2025, has been derived from the annual audited consolidated financial statements included in our Annual Report on Form 10-K at that date but does not include all of the information and footnotes required U.S. GAAP for complete annual audited consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the results of VIP Play, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated upon consolidation of these entities.

Segment Reporting

Our chief operating decision maker (“CODM”), Les Ottolenghi, Chief Executive Officer, reviews operating results on a consolidated basis and has determined that we have one reportable segment.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024

Gaming revenues	$5	$(4)

Costs of gaming revenue	191	96

Net gaming loss	(186)	(100)

Operating expenses:
Salaries and wages	1,516	926
Depreciation and amortization	83	472
Sales and marketing	279	116
General and administrative	803	989
Total operating expenses	2,681	2,503
Loss from Operations	(2,867)	(2,603)

Other income (expenses):
(Loss) gain on change in fair value of derivative	132	(1,652)
Interest expense	(48)	(61)
Interest expense - related party	(669)	(953)

Total other expenses, net	(585)	(2,666)

Net loss	$(3,452)	$(5,269)

During the current fiscal period, the Company began investing in initiatives outside of its core sports wagering operations, including non-gaming digital entertainment opportunities. These initiatives are in the early stages of development, have not generated revenues to date, and are not material to the Company’s financial position or results of operations. Accordingly, the Company continues to report as one operating segment.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the unaudited condensed consolidated financial statements relate to and include, but are not limited to, the valuation of debt and equity instruments, the valuation and expensing of equity awards, accounting for contingencies and uncertainties, purchase price allocations, including fair value estimates of intangible assets, the estimated useful lives of fixed assets and intangible assets, internally developed software costs and accrued expenses.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $65.8 million as of September 30, 2025. The Company had a net loss of $3.5 million and negative cash flows of $2.5 million for the three months ended September 30, 2025. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2025, the Company’s cash balance exceeded the FDIC limits by approximately $61 thousand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by VIP Play TN, LLC, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of September 30, 2025 and June 30, 2025, approximately $187 thousand and $277 thousand was reserved for users.

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

Intangible assets include internally developed software and website development costs, software licenses and gaming licenses

Internally developed software and website development and software licenses are stated at cost, less accumulated amortization on the condensed consolidated balance sheets. Amortization is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize intangible assets greater than $5 thousand. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings.

Estimated useful lives are as follows:

Internally developed software and website development	3 years
Software licenses	3 years
Gaming licenses	Indefinite

Internally Developed Software and website development

Internally developed software and website development primarily relates to the design and development of sports betting software for online sportsbook and for our customer engagement platform. Software that is developed for internal use is accounted for pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Sub-topic 350-40, Intangibles, Goodwill and Other—Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over the estimated useful life of the software. Significant upgrades or enhancements are amortized over the remaining useful life of the software upon implementation unless the significant upgrade or enhancement separately results in a distinctly new functionality that would extend the life of the asset. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred. When intangible assets are retired or disposed of, the cost and accumulated amortization thereon are removed, and any resulting gain or losses are included in the condensed consolidated statements of operations.

Gaming licenses

Certain costs, generally legal and professional fees, are required to attain jurisdictional gaming licenses in order to legally operate our core sports betting business. Gaming licenses, with indefinite useful lives, are tested at least on an annual basis as to the assets that have been impaired. Intangible assets determined to have an indefinite useful life are not amortized. Gaming licenses are assets that are determined to have an indefinite useful life are not amortized and are included in intangible assets on the condensed consolidated balance sheets. Annual gaming license fees and legal and professional fees required to maintain the licenses are recorded as period costs in the condensed consolidated statement of operations.

Software license

The Company holds a perpetual license to utilize a third-party customer engagement digital application. The Company capitalizes the cost of acquiring perpetual software licenses as intangible assets. These assets are amortized on a straight-line basis over their estimated useful lives, three years. The Company evaluates these assets for impairment whenever events or circumstances indicate that their carrying value may not be recoverable.

Impairment of Long-Lived Assets

Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the three months ended September 30, 2025 and 2024.

Lease Commitments

ASC Topic 842 provides for certain practical expedients when adopting the guidance. The Company elected to apply the short-term lease exception; therefore, the Company will not record a right of use (“ROU”) asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis.

On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expired on February 1, 2025 and was continued on a month-to-month basis.

On June 18, 2025, the Company entered into a month-to-month lease for office space in Las Vegas, Nevada.

Total rental expense for the three months ended September 30, 2025 and 2024 was $5 thousand and $26 thousand, respectively.

Fair Value of Financial Instruments

The Company recognized the fair value of financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s Derivative liabilities are determined based on “Level” 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into our out of “Level 3” during the three months ended September 30, 2025, or 2024.

(in thousands)

Description	Total fair value at September 30, 2025	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$11,148	$-	$-	$11,148

Description	Total fair value at June 30, 2025	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$11,226	$-	$-	$11,226

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo simulation model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with FASB ASC Topic 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2025, and June 30, 2025, the Company had a derivative liability of $11.1 million and $11.2 million, respectively.

Players Liabilities

Players liabilities were comprised of players betting deposits and contestant prize winnings for promotional events. During the three months ended September 30, 2025, the Company retitled the balance sheet caption to previously labeled “players balances” to “players liabilities” to better reflect the nature of the amounts presented. This change in caption did not affect the recognition, measurement, or classification of any amounts in the unaudited condensed consolidated financial statements.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500 thousand Surety Bond (see Note 11) of not less than the players liability balance at any given day. As of September 30, 2025, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). ASC Topic 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the unaudited condensed consolidated financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation”, using the fair value method. All transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company accounts for Stock-based compensation awards issued to non-employees for services as prescribed by ASC Topic 718, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07, Nonemployee Share-Based Payments.

The Company uses the Black Scholes pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the condensed consolidated statement of operations over the requisite service period.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our unaudited condensed consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended September 30, 2025 and 2024, advertising costs were $279 thousand and $114 thousand, respectively.

General and Administrative

General and administrative expenses consist of costs not related to sales and marketing, product and technology or revenue. General and administrative costs include professional services (including legal, regulatory, audit and accounting), rent and facilities maintenance, contingencies and insurance.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s condensed consolidated balance sheet in accordance with ASC Topic 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the condensed consolidated statements of operations.

ASC Sub-topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Under ASC Sub-topic 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC Sub-topic 740-10 provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC Sub-topic 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2025 and June 30, 2025. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2025 and June 30, 2025, we had no unrecognized tax benefits.

Earnings (Loss) per Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2025 and June 30, 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the three months ended September 30, 2025	For the year ended June 30, 2025
Stock Options	3,906,182	6,039,740
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,050,000	10,050,000
Shares issuable upon conversion of convertible notes	750,000	35,409,543
Shares issuable upon conversion of line of credit	41,355,948	1,416,667
Total potentially dilutive shares	57,231,430	54,085,250

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose significant segment expense categories that are regularly provided to the CODM and included in the measure of segment profit or loss. The amendments also require disclosure of the title and position of the CODM and expand the interim segment disclosure requirements. The Company adopted ASU 2023-07 on July 1, 2025, using retrospective application to all periods presented. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements, but resulted in expanded segment reporting disclosures, including identification of the Company’s Chief Executive Officer as its CODM and enhanced expense detail in the segment footnote.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company will adopt the standard for its fiscal year beginning July 1, 2025. The Company is currently evaluating the impact of this standard on its consolidated income tax disclosures; however, the Company does not expect the adoption of this standard to have a material impact on its unaudited condensed consolidated financial statements other than enhanced disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to unaudited condensed consolidated financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the unaudited condensed consolidated financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statements disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its unaudited condensed consolidated financial statements. The adoption of ASU 2025-05 is not expected to have a significant impact on the Company’s annual audited consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this new guidance on its unaudited condensed consolidated financial statements. The adoption of ASU 2025-06 is not expected to have a significant impact on the Company’s annual audited consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 2 - INTANGIBLE ASSETS

As of September 30, 2025, intangible assets consisted of the following:

(in thousands)

	Estimated Useful	Remaining Weighted Average	June 30,			September 30,
	Life	Useful Life	2025	Additions	Impairments	2025
Developed technology – Gaming – gross carrying value	3 years	2.60 years	$785	$143	$-	$928
Developed Technology – Non Gaming – gross carrying value	3 years	3 years	$-	$17	$-	$17
Software licenses – Non Gaming	3 years	3 years	-	$45	$-	$45
Accumulated amortization			$(38)	$(83)	$-	$(121)
Total definite lived intangible assets			$747	$122	$-	$869
Gaming license	Indefinite	-	$136	$-	$-	$136
Total net intangibles			$883	$122	$-	$1,005

Subsequent to the filing of our fiscal year 2025 Form 10-K, in September 2025, we determined that Developed technology - Gaming - gross carrying value and Accumulated amortization amounts in the table above were overstated (in equal and offsetting amounts) as of June 30, 2025 by $954 thousand related to assets that had been disposed of during fiscal year 2025. We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. We then evaluated whether the cumulative amount of the overstatement was material to our fiscal year 2026 results, and determined the amount was not material. Therefore, the annual audited consolidated financial statements for fiscal year 2025 include an out-of-period adjustment of $954 thousand, recorded in the first quarter of fiscal year 2026, to reduce the Developed technology - Gaming - gross carrying value and associated Accumulated amortization in the above table, which corrected the error. The adjustment has no impact on the fiscal year 2025 consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit, consolidated statements of cash flows, or any other earnings measures.

Amortization expense of intangible assets for three months ended September 30, 2025, and 2024, was $83 thousand and $445 thousand, respectively. Amortization expense is included in the condensed consolidated statement of operations.

The estimated future amortization of intangibles subject to amortization at September 30, 2025 was as follows:

(in thousands)

For the Years Ended June 30,	Amount
2026	$247
2027	329
2028	293
Total	$869

NOTE 3 - PLAYERS LIABILITIES

The players liabilities were comprised of players betting deposits and contestant prize winnings for promotional events. Players liabilities were $108 thousand and $336 thousand as of September 30, 2025 and June 30, 2025, respectively.

NOTE 4 - CONVERTIBLE DEBT

On August 23, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with an unrelated party in the principal amount of $200 thousand (“note A”). On August 28, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with another unrelated party in the principal amount of $500 thousand (“note B”). On September 1, 2023, the Company entered into a Convertible Note Purchase Agreement and a Convertible Promissory Note with a third unrelated party in the principal amount of $150 thousand (note “C”). Notes A, B, and C (collectively, the “Notes”) are part of a private convertible debt offering of up to $2.0 million the Company is undertaking to raise additional reserve funds required to cover increases in wagers. The outstanding principal under the Notes, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by the Company on the date that is one year following the date of issuance of each of the Notes. Accrued interest is to be paid monthly in cash beginning the first month after the issuance of each of the Notes. The Company has no right to prepay all or any portion of the outstanding principal under the Notes prior to their maturity dates. The outstanding principal under the Notes and accrued and unpaid interest are convertible, at the sole discretion of the holders of the Notes, into shares of the Company’s common stock, par value $.001 per share, at a conversion price equal to 80% of the lowest price per share that the Company sells shares of its common stock during the period beginning with the date of issuance of each of the Notes until their respective maturity dates, and if no shares are sold in such period, at a conversion price equal to $1.00 per share. The number of conversion shares issuable upon the conversion of the Notes is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

In August 2024, the Notes were extended for an additional year from their respective maturity dates.

In August 2025, Note A and Note C were amended and were extended through August 31, 2026 and Note B was amended and extended through October 1, 2025. The conversion options were amended on all of the Notes whereas the outstanding principal under the Notes and accrued and unpaid interest is convertible, at the sole discretion of the holders of the Notes, into shares of the Company’s common stock, par value $.001 per share, at a conversion price equal to the lower of $0.60 per share or an amount equal to 80% of the lowest price per share that the Company has sold shares of common stock in the last twelve-month period before the maturity date, provided, however that if no shares were sold during such twelve-month period, the conversion price shall be $0.60.

On September 9, 2025, in connection with the Amended Convertible Note Purchase Agreements dated August 23, 2025, the Company entered into a Convertible Promissory Note with an unrelated party in the principal amount of $100 thousand (“Note D”). The outstanding principal under Note D, which will accrue interest at a rate equal to twelve percent (12%) per annum, is due and payable in a single balloon payment by the Company on September 8, 2026, the maturity date of Note D. Accrued interest is to be paid monthly in cash beginning October 23, 2025. The Company has no right to prepay all or any portion of the outstanding principal under Note D prior to the Maturity Date. The outstanding principal under Note D and accrued and unpaid interest is convertible, at the sole discretion of the holders of Note D, into shares of the Company’s common stock, par value $.001 per share, at a conversion price equal to the lower of $0.60 per share or an amount equal to 80% of the lowest price per share that the Company has sold shares of common stock in the last twelve-month period before the maturity date, provided, however that if no shares were sold during such twelve-month period, the Conversion price shall be $0.60. The number of Conversion Shares issuable upon the conversion of Note D is subject to adjustment from time to time upon the occurrence of certain events such as stock splits or combinations and stock or other distributions of assets to equity holders.

At September 30, 2025 and 2024, total principal of $950 thousand and $850 thousand was outstanding, respectively. And total interest expense of $26 thousand and $26 thousand was recognized, respectively.

The fair value of the conversion feature upon issuance of the Notes was $765 thousand. The fair value of the conversion feature at September 30, 2025 and June 30, 2025 was $241 thousand and $509 thousand, respectively. As per ASC Topic 815, the embedded conversion option was bifurcated from the host contract and $132 thousand and $85 thousand was recorded as the host contract at September 30, 2025 and June 30, 2025, respectively. The fair value of the entire instrument is recorded as a level 3 financial instrument. See Note 1. The conversion option was valued by the Company using the Monte-Carlo model.

The following were the significant assumptions used in the Monte-Carlo model.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 1, 2023	68.2%	4.87%	0%	2.00

The Company performed a debt modification analysis as per ASC Sub-topic 470-50 at September 30, 2025, for the amendments to the Notes in September and concluded that the change in conversion terms did not result in a substantial modification, therefore the total amount of the modification noted above was not considered a debt extinguishment. As per ASC Sub-topic 470-50, the modification was recognized as a part of the change in fair value of the derivative liability. See Note 7. The new fair value of the derivative liability was recorded as a level 3 financial instrument. See Note 1. The conversion option was valued by the Company using the Monte-Carlo model in September 2025 as follows:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 30, 2025	60.4%	3.71%	0%	.92

NOTE 5 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

As of September 30, 2025, and June 30, 2025, a principal amount of $30 thousand and $30 thousand, and accrued interest of $14 thousand and $13 thousand, respectively, is owed to Eagle Investment Group, LLC, a company controlled by Bruce Cassidy, as per a promissory noted entered into on December 17, 2021. The interest expense for the three months ended September 30, 2025 and 2024, was $1 thousand and $1 thousand, respectively.

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of Series C Convertible Preferred Stock owned by Linss’ Corespeed, LLC. See Note 8. The Company paid $300 thousand at the closing and entered into a promissory note (“Promissory Note”) with Mr. Linss for the remaining $1.7 million of the purchase price. The Promissory Note bears interest at a rate of 5% per annum, and requires the following payments: (i) no less than $850 thousand, in aggregate, of one or more payments is due by the 12-month anniversary of the Promissory Note; and (ii) a balloon payment for the balance of the Promissory Note is due by the earlier of the 24-month anniversary of the Promissory Note or five days after the Company’s common stock is listed for public trading on either the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American. On February 19, 2024, the Company entered into a first amendment to the $1.7 million Promissory Note with John Linss. As per the amendment, $425 thousand was paid on February 27, 2024 and equal monthly payments of principal and interest of $60 thousand shall be paid to Mr. Linss monthly, beginning on April 1, 2024 for a period of twenty-four months. The amended maturity date of the Promissory Note is the earliest of (a) April 1, 2026, (b) upon the occurrence of an uplisting, the fifth day after the occurrence of the uplisting, or (c) upon the occurrence of a change of control. All other terms of the original Promissory Note remain the same. The Company has evaluated this amendment and has deemed it a debt modification in accordance with the ASC Topic 470 guidance.

The outstanding principal balance at September 30, 2025, is $345 thousand, with the full balance being classified as Note Payable on the condensed consolidated balance sheet, and accrued interest is $100 thousand. The outstanding principal balance at June 30, 2025, was $511 thousand, with the full balance being classified as Note Payable on the balance sheet, and accrued interest was $100 thousand. The interest expense for the three months ended September 30, 2025 and 2024 is $13 thousand and $31 thousand respectively.

On May 24, 2025, the Company renewed a short-term note payable with the premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $296 thousand at an annual percentage rate of 9.20%. After a down payment of $44 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $26 thousand each. The balance of this Note was $154 thousand as of September 30, 2025, and is included as part of Notes Payable in the condensed consolidated balance sheet.

On November 6, 2024, the Company entered into a short-term note payable with a premium finance company to fund their excess and surplus insurance. The total premiums, taxes and fees financed was $81 thousand at an annual percentage rate of 9.65%. After a down payment of $15 thousand was made upon execution of the Note, ten monthly payments remained. The balance of this Note was $0 as of September 30, 2025.

NOTE 6- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company entered into a discretionary non-revolving line of credit demand note with Excel Family Partners, LLLP (“Excel”), a related party controlled by our Chief Executive Officer, initially for $250 thousand and later amended on multiple occasions. On February 24, 2023, the note was amended and restated to provide up to $4.0 million, bearing interest at 15% per annum, with Excel retaining sole discretion over advances and no reborrowing permitted. The amendment included a conversion option allowing Excel to convert all or part of the debt into common stock at 80% of the lowest recent issuance price (not less than $0.50), and warrants to purchase 4 million shares at $0.25 per share. The conversion option and warrants were valued using Monte Carlo and Black-Scholes models, respectively, and recorded as debt issuance costs.

Subsequent amendments increased the facility to $5.0 million on July 18, 2023 and $10 million on September 14, 2023. Each amendment included warrants with similar terms and conversion features.

On December 27, 2023, $10.4 million of indebtedness was converted into 25,916,632 shares of common stock at $0.40 per share. Subsequent to the conversion, on December 29, 2023, a new amendment was entered into to adjust the borrowing capacity to $2.0 million. This amendment also included warrants and conversion features.

In August 2024, the facility was split into a $5.0 million discretionary revolving note (bearing interest at 12%) and a $4.1 million non-revolving note, both with conversion features.

On March 31, 2025, the revolving note was amended to increase the borrowing capacity to $14.0 million, continuing under the same discretionary and conversion terms.

As of September 30, 2025, outstanding borrowings under these notes totaled $22.5 million (June 30, 2025 – $19.6 million), with accrued interest of $2.3 million (June 30, 2025 – $1.7 million). Debt issuance costs of $7.6 million were recorded related to the conversion options and warrants, and were fully amortized by June 30, 2025.

NOTE 7 – DERIVATIVE LIABILITIES

The Amended and Restated Discretionary Non-revolving Line of Credit Demand Notes and Convertible Promissory Notes contain conversion options that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the condensed consolidated statement of operations as a gain or loss on change in fair value of derivatives.

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended September 30, 2025:

(in thousands)

Balance at June 30, 2025	$11,226
Embedded conversion feature on new convertible note issued during the quarter	54
Change in the fair value of the embedded conversion option	(132)
Balance at September 30, 2025	$11,148

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2025	55.40-56.40%	3.92-4.07%	0%	0.84-1.17
At September 30, 2025	60.40-71.50%	3.71-3.80%	0%	0.59-0.92

NOTE 8 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, of which 2,000,000 shares (par value $.001) have been designated as Series A Convertible Preferred Stock, 12,000 shares (par value $1.00) have been designated as Series B Convertible Preferred Stock and 6,700,000 shares (par value $.001) have been designated as Series C Convertible Preferred Stock.

The Series A Convertible Preferred Stock has a liquidation preference of $0.10 per share, has super-voting rights of 100 votes per share. Each share of Series A may be converted into 100 shares of common stock at the option of the Holder thereof and without the payment of additional consideration by the Holder thereof, at any time, into shares of Common Stock at a conversion rate of one hundred (100) shares of Common Stock for every one (1) share of Series A Convertible Preferred Stock.

The Series B Convertible Preferred Stock has a liquidation preference of $1.00 per share, has super-voting rights, and votes are determined by multiplying (a) the number of Series B shares held by such holder and (b) the conversion ratio, and each Series B share may be converted into 100 shares of common stock. Each Holder shall have the right to convert any of all of such Holder’s shares of Series B Preferred Stock into shares of common stock at the conversion ratio. Upon the closing of an underwritten, follow-on public offering of shares of the Company’s common stock with gross offering proceeds of not less than $6.0 million, each then-outstanding share of Series B Convertible Preferred Stock shall be automatically converted into shares of common stock at the conversion ratio without any affirmative action required of the Holder.

The Series C Convertible Preferred Stock has a liquidation preference of $0.30 per share, plus a 6% per annum liquidation coupon compounded annually since the date of issuance paid only upon a liquidation event, have the right to vote for all matters submitted, including the election of directors, and all other matters as required by law. The Series C shares shall automatically convert into common stock by multiplying the number of Series C shares to be converted by the quotient obtained by dividing (x) the liquidation value by (y) the conversion value upon the date that is the earlier of (a) the closing date of an underwritten, follow-on public offering of shares of the Company’s common stock with gross offering proceeds of not less than $6.0 million; (b) the date the Company receives written notice from a holder of Series C shares of such holder’s desire and intention to convert all or some of such holder’s Series C shares; and (c) June 15, 2024.

Series A Convertible Preferred Stock

During the three months ended September 30, 2025 and 2024, there were no issuances of Series A Convertible Preferred Stock and as at September 30, 2025 and June 30, 2025, no shares were outstanding.

Series B Convertible Preferred Stock

During the three months ended September 30, 2025 and 2024, there were no issuances of Series B Convertible Preferred Stock and as at September 30, 2025 and June 30, 2025, 11,693 and 11,693 shares were outstanding.

Series C Convertible Preferred Stock

On February 27, 2023, the Company entered into Stock Redemption and Purchase Agreement with John Linss, our former Chief Executive Officer and former member of the board of directors, and his wholly owned Corespeed, LLC for the purchase of the 3,313,333 shares of Series C Convertible Preferred Stock owned by Linss and Corespeed, LLC. The Company paid $300 thousand at the closing and entered into a promissory note with Mr. Linss for the remaining $1.7 million of the purchase price.

On June 15, 2024, the board of directors approved the issuance of common shares upon conversion of all outstanding Series C Preferred Stock. A total of 2,799,443 shares of common stock was issued upon the conversion of 2,499,998 shares of Series C Preferred stock.

As of September 30, 2025 and June 30, 2025, no shares were outstanding.

Common Stock

During the three months ended September 30, 2025 and 2024, there were no issuances of Common Stock and at September 30, 2025 and June 30, 2025, 73,457,857 and 73,457,857 shares were outstanding, respectively.

On September 20, 2024, the Company changed the par value of its common stock from $0.0001 to $0.001. This change did not affect the number of shares issued and outstanding. A $65 thousand reclassification was recorded between common stock and additional paid-in capital, with no impact on total equity or earnings.

NOTE 9 - STOCK OPTIONS

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

Below is a table summarizing the changes in stock options outstanding for the three months ended September 30, 2025:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2025	3,372,639	7.59 years	$0.56	$-
Options exercisable as of June 30, 2025	1,366,042	5.22 years	$0.51	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,220,556)	-	-	$-
Options outstanding as of September 30, 2025	2,152,083	6.08 years	$0.56	$-
Options exercisable as of September 30, 2025	1,573,958	5.67 years	$0.52	$-

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant.

As of September 30, 2025, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 3,807,917 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

Surety Bond

During May 2023, the Company was issued $0.5 million in an annual surety bond and during May 2024 and May 2025, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through September 30, 2025.

Agreement with sport betting services provider

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

Operating agreement

On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement (“Operations Agreement”) dated as of December 9, 2024 with Wheeling Island Gaming, Inc., a Delaware corporation (“Operator”), that is the duly licensed owner and operator of the casino commonly referred to as Wheeling Island Hotel Casino Racetrack located near Wheeling, West Virginia.

The Operator is the holder of a license from the West Virginia Lottery Commission which permits Operator to operate, manage, administer, and make available online gaming services in West Virginia. Operator does not directly operate online gaming services in West Virginia, such as sports wagering and interactive wagering. Pursuant to the terms and conditions of the Operations Agreement, Operator has granted the Company the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. Interactive gaming services covered by the Operations Agreement include online poker games, online casino games and online sports wagering.

The initial term of the Operations Agreement is for ten years from the date on which the Company’s online gaming services are approved for users to play in accordance with West Virginia gaming laws. Provided that there is not a material breach then continuing by the Company under the Operations Agreement beyond any applicable notice and cure period, and the Operations Agreement has not otherwise been terminated in accordance with its terms, the Company has the right to renew the Operations Agreement.

The terms of the Operations Agreement call for a non-refundable fee to be paid in two equal installments, one within 30 business days from the Signing Date and the second within 90 business days from the Signing Date. The Operations Agreement also requires the Company to pay Operator a percentage of their annual net gaming revenue, minus a minimum annual revenue guarantee payment to be paid in equal quarterly installments.

On March 31, 2025, the Company’s online gaming services were approved for users to play in the state of West Virginia, however, as of September 30, 2025, the West Virginia Lottery Commission had not yet approved the Operations Agreement. See note 11.

Player Account Management Services Agreement

On February 7, 2025, the Company entered into a Player Account Management Services Agreement for a term of four years to enhance its online gaming platform offerings. The terms of the agreement call for a combination of upfront fees as well as monthly platform fees that will vary based upon monthly net gaming revenues.

Software defect

In August, 2025, the Company encountered a software defect (the “Defect”) impacting its internal information technology (“IT) infrastructure and applications. Upon detecting the Defect, the Company promptly took steps to contain and remediate the Defect and initiated an investigation. The Defect has now been addressed and corrected. Based on the Company’s investigation findings to date, the Defect resulted in unauthorized player withdrawals that were processed by the Company’s external payment processor vendor in the amount of approximately $200 thousand. The Company has notified applicable regulators as required and is in the process of recouping these funds from the implicated individuals in accordance with applicable law. As of the date of this filing, the Company has recouped approximately $30 thousand of these unauthorized funds and expects to recoup the majority of the remaining balance over the coming months.

As of September 30, 2025, the Company has recorded players receivables in the amount of $90 thousand, net of a 50% collection allowance, as part of other current assets on the condensed consolidated balance sheet related to the results of this software defect.

As of September 30, 2025, the Company has recorded a payable to the external payment processor in the amount of approximately $200 thousand as part of accounts payable and accrued expense on the condensed consolidated balance sheet related to this software defect.

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC Topic 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available about an event that occurs requiring a change.

NOTE 11 - RELATED PARTY TRANSACTIONS

Former Chief Financial Officer:

On February 19, 2024, the Company amended its $1.7 million promissory note with John Linss (former CEO/CFO and board member) and his wholly owned Corespeed, LLC. The amendment required a $425 thousand payment on February 27, 2024, with the remaining balance payable in 24 equal monthly installments of $60 thousand beginning April 1, 2024. The amended maturity date is the earlier of April 1, 2026, five days following an uplisting, or upon a change of control.

Excel Family Partners (Bruce Cassidy – related party):

The Company maintains a series of discretionary non-revolving and revolving line of credit demand notes with Excel Family Partners, LLLP (“Excel”), a related party controlled by Bruce Cassidy (former CEO and current Chairman/Secretary). These notes have been amended and restated multiple times, increasing borrowing capacity from $2.0 million to $14.0 million. Each note is discretionary, non-committed, accrues interest at 12–15% per annum, and does not permit reborrowing once amounts are repaid.

The notes include (i) conversion options permitting Excel to convert outstanding balances into common stock at 80% of the lowest issuance price in the preceding 24 months (not less than $0.50 per share), and (ii) warrants issued in connection with certain amendments ranging from 1.0 million to 4.0 million shares at $0.25 per share.

On December 28, 2023, $10.4 million of indebtedness was converted into 25.9 million shares of common stock at $0.40 per share.

During the three months ended September 30, 2025 and 2024, the Company borrowed approximately $2.9 million and $2.7 million under the revolving facility, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC Sub-topic 855-10, the Company has analyzed its operations subsequent to September 30, 2025, to the date these unaudited condensed consolidated financial statements were issued, and as of November 14, 2025, there were no other material subsequent events to disclose in these unaudited condensed consolidated financial statements with the exception of the events below.

Subsequent to the period end, and through November 14, 2025, the Company borrowed an additional $1.6 million under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

Subsequent to September 30, 2025, the Company began providing support services, without charge, to a private company controlled by the Company’s Chief Executive Officer and Chairman. This related party arrangement is disclosed pursuant to ASC Topic 850 and Regulation S-K Item 404. As the services began after the reporting date, no financial statement adjustment was required under ASC Topic 855.

Subsequent to September 30, 2025, the Company received a notice of termination under its West Virginia market access Agreement and a demand for an early termination fee. The Company disputes the validity of the termination and the associated fee and intends to contest the matter. As of the date of this filing, the outcome is not determinable, and no liability has been recorded. The Company cannot reasonably estimate the likelihood or amount of any potential loss at this time.

On October 3, 2025, the Board approved two amendments to the 2023 Stock Option Plan (the “Amendments”): (1) an increase in the aggregate number of shares of the Company’s authorized but unissued common stock that can be awarded under the plan from 5,960,000 shares to 18,250,000 shares (the “Share Increase”); and (2) the ability to issue Participants a new type of award called Restricted Stock Units (“RSUs”) that represent the right to receive shares of the Company’s common stock upon the satisfaction of vesting or other specified conditions. The Share Increase is subject to approval of stockholders within 12 months from the date of the Board’s approval. The addition of the ability to issue RSUs under the 2023 Plan is not subject to the approval of our stockholders.

In connection with approval of the Amendments, the Board awarded Mr. Les Ottolenghi, Chief Executive Officer, Principal Executive Officer and President, 7,284,464 RSUs and Mr. John Dermody, VP of Operations, 500,000 RSUs (together, the “Officer Awards”).

The Restricted Stock Unit Agreement for Mr. Ottolenghi’s RSUs contains the following vesting schedule and conditions: (1) a four-year vesting schedule, whereby 1/16th of the 7,284,464 RSUs (i.e., 455,279 RSUs) will vest on the first day of each quarter, commencing on January 1, 2026; (2) 455,279 RSUs will be deemed to have vested immediately; and (3) acceleration of all vesting upon (A) a Sale Event, (B) a termination of Mr. Ottolenghi’s employment by us other than for Cause, death or Disability, or (C) Mr. Ottolenghi’s resignation with Good Reason; provided that the definitions of “Sale Event,” “Cause,” “Disability,” and “Good Reason” will use the meanings ascribed to such terms in Mr. Ottolenghi’s Employment Agreement with us.

The Restricted Stock Unit Agreement for Mr. Dermody RSUs contains the following vesting schedule and conditions: (1) a four-year vesting schedule, whereby 1/16th of the 500,000 RSUs (i.e., 31,250 RSUs) will vest on the first day of each quarter, commencing on January 1, 2026; (2) 31,250 RSUs will be deemed to have vested immediately; and (3) acceleration of all vesting upon a Sale Event;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We recently began exploring opportunities in the non-gaming digital entertainment space as part of our long-term growth strategy. These initiatives are in the early stages, have not generated revenue to date, and are not material to our current financial results. Accordingly, we continue to view our business as a single operating segment. We will continue to evaluate the impact of these initiatives as they develop and expand.

We began operations in June 2023.

On December 10, 2024, we entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants us the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. On March 31, 2025, we received interim approval on our West Virginia i-Gaming and Sports Wagering Management Service Provider License. As of September 30, 2025, operations have not yet commenced in West Virginia and the Casino and Sportsbook Online Operations Agreement had not yet been approved by the state of Virginia.

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

Results of Operations for the Three Months Ended September 30, 2025, and 2024

Gaming Revenues and Costs of Revenues

For the three months ended September 30, 2025 and 2024, we had gaming revenues of $5 thousand and negative gaming revenues of $4 thousand, respectively. Our gaming revenues increased by approximately $9 thousand during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. During the current quarter, we began utilizing an external payment processor which increased betting activity due to the addition of debit cards.

For the three months ended September 30, 2025 and 2024, we had costs of revenues of $191 thousand and $96 thousand, respectively. Our costs of revenues increased by approximately $95 thousand during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to increased costs related to platform fees incurred in connection with the new Player Account Management Services Agreement entered into in February 2025.

Operating Expenses

Salaries and wages of $1.5 million were incurred during the three months ended September 30, 2025, compared to $926 thousand during the three months ended September 30, 2024. The approximate $574 thousand increase is primarily due to increased headcount, including 3 new executives in June 2025.

Depreciation and amortization for the three months ended September 30, 2025, and 2024 were $83 thousand and $472 thousand, respectively. The approximate $389 thousand decrease is principally due a higher value allocated to our former ZenSports app which was sunsetted in December 2024 as compared to the value of the new VIP Play app which was placed into service in May 2025.

Sales and Marketing for the three months ended September 30, 2025, and 2024 were $279 thousand and $116 thousand, respectively. The approximate $163 thousand increase is principally related to increased billboards and increased podcasts and social media marketing during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

General and administrative costs for the three months ended September 30, 2025, and 2024 were $803 thousand and $989 thousand, respectively. The approximate $186 thousand decrease was primarily due to a decrease in accounting and auditing fees during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due the timing of audit services provided. The decrease was also due to a decrease in consulting fees for advisory agreements that ended during the year ended June 30, 2025, as well as a decrease in legal fees due to higher fees in the comparative period related to the review of potential new state jurisdictions for expansion of our sports betting operations. The total decrease was partially offset by an increase in operating expense due to the recognition of an allowance for estimated losses related to the payment processing incident that occurred during the three months ended September 30, 2025.

During the quarter, we began investing in initiatives outside of our core sports wagering operations, including entry into the non-gaming digital entertainment space. These efforts are currently in an early stage of development and have not generated revenue to date. Costs associated with these initiatives were not material for the quarter, and management does not currently evaluate them as a separate operating segment. We continue to view our business as a single operating segment for financial reporting purposes.

As these non-gaming activities mature, we expect to continue assessing their impact on our overall business. If these initiatives become material, we may determine that they represent a distinct operating segment in the future, and we would provide expanded disclosures at that time.

Other Expenses

Total other expenses for the three months ended September 30, 2025, and 2024 were $585 thousand and $2.7 million, respectively.

The approximate $2.1 million decrease is primarily due to a gain on the change in fair value of the derivative liability of $1.8 million from September 30, 2024 to September 30, 2025. The derivative is related to a conversion feature associated with the line of credit and convertible debt which is remeasured each reporting period.

In addition, interest expense – related party for the three months ended September 30, 2025 decreased by approximately $284 thousand compared to the three months ended September 30, 2024. The decrease was due to the debt issuance costs being fully amortized into related party interest expense during the three months ended September 30, 2025. This decrease was partially offset by an increase in interest expense on the related party lines of credit due to an increase in principal balance on the lines during the three months ended September 30, 2025.

Net Loss

Our net loss for the three months ended September 30, 2025 and 2024 was $3.5 million and $5.3 million, respectively.

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

As of September 30, 2025, we had total current assets of $2.8 million, total current liabilities of $38.2 million, and a total working capital deficit of $35.4 million. Net cash used in operating activities was $2.5 million during the three months ended September 30, 2025, compared to $2.3 million during the three months ended September 30, 2024. The increase in net cash used primarily reflects lower non-cash adjustments, including decreased depreciation and amortization expense and a smaller loss recognized on derivative liabilities, as well as higher cash outflows related to player balances during the current period. These factors more than offset the benefit of a reduced net loss and favorable changes in accrued expenses.

Net cash used in investing activities increased by approximately $94 thousand during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to increased gaming and non-gaming capital additions.

Net cash provided by financing activities increased by approximately $238 thousand during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase is primarily due to proceeds from a convertible note issued during the three months ended September 30, 2025 as well as increased draws on the lines of credit, and is partially offset by repayments to the note payable during the current period.

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

Off Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

Going Concern

As of September 30, 2025, we had a working capital deficit of $35.4 million. We had a net loss from operations of $3.5 million for the three months ended September 30, 2025. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we commence our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements. Because of these conditions, we will require additional working capital to develop business operations. Management’s plans are to raise additional working capital through the sale of debt and/or equity instruments as well as to generate revenues. There are no assurances that we will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support our working capital requirements. To the extent that funds generated are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to continue our operations.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset-carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the presence of certain deficiencies in internal control over financial reporting which constituted a material weakness. Specifically, we identified deficiencies related to:

-	Limited segregation of duties as a result of the size of the accounting staff;
-	Insufficient review controls over certain complex accounting estimates; and
-	Insufficient information technology controls to prevent or detect, on a timely basis, unauthorized access to certain of its financial reporting systems.

Remediation Efforts:

During the three months ended September 30, 2025, management initiated remediation efforts to address this material weakness. These efforts include:

-	Hiring additional accounting personnel to increase segregation of duties;
-	Enhancing formal review and approval processes for significant and complex accounting estimates; and
-	Implementing improved IT access and monitoring controls within our financial reporting systems.

Management is continuing to design, implement, and test these enhanced controls. The material weaknesses will not be considered remediated until the improved controls have been fully implemented, are operating effectively for a sufficient period of time, and have been validated through testing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described above under “Remediation Efforts,” management has initiated certain actions to remediate the material weakness. These remediation activities are in progress and have not yet been operational for a sufficient period of time to conclude that the material weakness has been remediated.

PART II - OTHER INFORMATION

Item 6. Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws	10-Q	3.3	11/08/2024
10.1	Second Amendment to Convertible Note Purchase Agreement of VIP Play, Inc. with The Access Fund I, LP, dated September 8, 2025.	8-K	10.1	09/12/2025
10.2	Second Amendment to Convertible Note Purchase Agreement of VIP Play, Inc. with Dennis Colletti, dated September 8, 2025	8-K	10.2	09/12/2025
10.3	Second Amendment to Convertible Note Purchase Agreement of VIP Play, Inc. with Rick Hackel, dated September 8, 2025	8-K	10.3	09/12/2025
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP PLAY, INC.
(Registrant)

Date: November 14, 2025

	By:	/s/ Amy Weiss
Amy Weiss
Chief Accounting Officer
(Principal Financial Officer)

