Form 10-Q
period 2025-12-31
VIP Play, Inc.
filed 2026-02-17
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of February 17, 2026, was 73,457,857 shares, par value $0.001 per share.

VIP Play, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025;

F-3	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2025 and 2024;

F-4	Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and six month periods ended December 31, 2025 and 2024;

F-6	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024;

F-7	Notes to Unaudited Condensed Consolidated Financial Statements.

1

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except number of shares and par value)

	December 31, 2025	June 30, 2025

ASSETS

Current assets:
Cash	$241	$163
Cash reserved for users	58	277
Related party receivables	420	-
Prepaid expenses and other current assets	2,124	2,419
Total current assets	2,843	2,859

Other assets:
Intangible assets, net	1,029	883
Deposits and other assets	4	4
Total other assets	1,033	887

Total assets	$3,876	$3,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,329	$1,073
Accrued expenses - related party	3,111	1,678
Players liabilities	73	336
Notes payable	340	764
Notes payable - related party, net of discount	30	30
Convertible notes, net of discount	410	827
Line of credit - related party	25,680	19,586
Derivative liability	187	11,226
Total current liabilities	31,160	35,520

Total liabilities	31,160	35,520

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(unaudited)

	December 31, 2025	June 30, 2025

Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized
Series A preferred stock, $0.001 par value, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	-	-
Series B preferred stock, $1.00 par value, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	12	12
Series C preferred stock, $0.001 par value, 6,700,000 shares designated, 0 and 0 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	-	-

Common stock, $0.001 par value, 475,000,000 shares authorized, 73,457,857 and 73,457,857 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	73	73
Additional paid-in capital	31,473	31,269
Accumulated deficit	(58,842)	(63,128)
Total stockholders’ deficit	(27,284)	(31,774)

Total liabilities and stockholders’ deficit	$3,876	$3,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except number of shares and per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024

Gaming revenues	$72	$22	$77	$18

Costs of gaming revenue	267	108	459	205

Net gaming loss	(195)	(86)	(382)	(187)

Operating expenses:
Salaries and wages	1,344	1,075	2,860	2,000
Depreciation and amortization	105	482	188	955
Sales and marketing	158	394	436	509
General and administrative	589	651	1,398	1,639
Impairment of developed technology and tradename	-	5,909	-	5,909

Total operating expenses	2,196	8,511	4,882	11,012
Loss from operations	(2,391)	(8,597)	(5,264)	(11,199)
Other income (expense):
Gain (loss) on change in fair value of derivative	10,961	3,679	11,093	2,027
Interest expense	(39)	(125)	(110)	(256)
Interest expense - related party	(764)	(890)	(1,433)	(1,843)

Total other income (expense)	10,158	2,664	9,550	(72)

Net income (loss)	$7,767	$(5,933)	$4,286	$(11,271)
Net income (loss) per common share - basic	$0.11	$(0.08)	$0.06	$(0.16)
Net income (loss) per common share - diluted	$0.07	$(0.08)	$0.04	$(0.16)
Weighted average number of common shares outstanding - basic	73,457,857	72,453,324	73,457,857	72,224,157
Weighted average number of common shares outstanding - diluted	116,397,139	72,453,324	108,867,400	72,224,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands except share data)

	Preferred Shares Series A $0.001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, June 30, 2025	-	$-	11,693	$12	-	$-	73,457,857	$73	$31,269	$(63,128)	$(31,774)
Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	63	-	63
Net loss	-	-	-	-	-	-	-	-	-	(3,481)	(3,481)

Balance, September 30, 2025	-	$-	11,693	$12	-	$-	73,457,857	$73	$31,332	$(66,609)	$(35,192)
Fair value of vested incentive stock options and RSUs	-	-	-	-	-	-	-	-	141	-	141
Net income	-	-	-	-	-	-	-	-	-	7,767	7,767
Balance, December 31, 2025	-	$-	11,693	$12	-	$-	73,457,857	$73	$31,473	$(58,842)	$(27,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares Series A $0.0001 Par Value		Preferred Shares Series B $1.00 Par Value		Preferred Shares Series C $0.0001 Par Value		Common Shares $0.001 Par Value		Additional Paid-In	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, June 30, 2024	-	$-	11,693	$12	-	$-	71,994,990	$7	$30,295	$-	$(43,969)	$(13,655)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	48	-	-	48

Change in par value of common stock	-	-	-	-	-	-	-	65	(65)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,338)	(5,338)

Balance, September 30, 2024	-	$-	11,693	$12	-	$-	71,994,990	$72	$30,278	$-	$(49,307)	$(18,945)

Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	45	-	-	45

Issuance of common stock for cash, net of offering costs	-	-	-	-	-	-	766,668	1	446	-	-	447
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(5,933)	(5,933)

Balance, December 31, 2024	-	$-	11,693	$12	-	$-	72,761,658	$73	$30,769	$-	$(55,240)	$(24,386)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,286	$(11,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs – related party	-	1,156
Amortization of debt discount	36	139
Depreciation and amortization	188	955
Incentive stock option and RSU expense	204	93
Impairment of developed technology and tradename	-	5,909
(Gain) loss on change in fair value of derivative	(11,093)	(2,027)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	410	215
Related party receivables	(420)	-
Accounts payable and accrued expenses	257	(332)
Accrued expenses - related party	1,433	455
Players liabilities	(264)	(107)
Net cash used in operating activities	(4,963)	(4,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licenses and capitalized software	(288)	(239)
Cash paid for non-gaming development	(45)	-
Net cash used in investing activities	(333)	(239)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-	447
Proceeds from line of credit - related party	6,094	4,875
Proceeds from convertible notes	100	-
Repayment of convertible note	(500)	-
Repayments of notes payable	(539)	(486)
Net cash provided by financing activities	5,155	4,836

NET CHANGE IN CASH AND CASH RESERVED FOR USERS	(141)	(218)

CASH AND CASH RESERVED FOR USERS AT BEGINNING OF PERIOD	440	450

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$299	$232

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:

CASH	241	74

CASH RESERVED FOR USERS	58	158

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$299	$232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$62	$340

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Insurance financing	$115	$96
Common stock and warrants issued for offering costs	$-	$94

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

In May 2023, the Company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023. On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants the Company the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. On March 31, 2025, the Company received interim approval on its West Virginia i-Gaming and Sports Wagering Management Service Provider License. As of December 31, 2025, the Company had not yet commenced operations in West Virginia.

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

Operating results for the three and six month periods ended December 31, 2025, are not necessarily indicative of the results that may be expected for the year ending June 30, 2026. The condensed consolidated balance sheet at June 30, 2025, has been derived from the annual audited consolidated financial statements included in our Annual Report on Form 10-K at that date but does not include all of the information and footnotes required by U.S. GAAP for complete annual audited consolidated financial statements.

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

The following tables present selected financial information with respect to the Company’s single operating segment for the three and six months ended December 31, 2025 and 2024 (in thousands):

	For the three months ended December 31,
	2025	2024

Gaming revenues	$72	$22

Costs of gaming revenue	267	108

Net gaming loss	(195)	(86)

Operating expenses:
Salaries and wages	1,344	1,075
Depreciation and amortization	105	482
Sales and marketing	158	394
General and administrative	589	651
Impairment of developed technology and tradename	-	5,909
Total operating expenses	2,196	8,511
Loss from Operations	(2,391)	(8,597)

Other income (expenses):
Gain on change in fair value of derivative	10,961	3,679
Interest expense	(39)	(125)
Interest expense - related party	(764)	(890)

Total other income, net	10,158	2,664

Net income (loss)	$7,767	$(5,933)

	For the six months ended December 31,
	2025	2024

Gaming revenues	$77	$18

Costs of gaming revenue	459	205

Net gaming loss	(382)	(187)

Operating expenses:
Salaries and wages	2,860	2,000
Depreciation and amortization	188	955
Sales and marketing	436	509
General and administrative	1,398	1,639
Impairment of developed technology and tradename	-	5,909
Total operating expenses	4,882	11,012
Loss from Operations	(5,264)	(11,199)

Other income (expenses):
Gain on change in fair value of derivative	11,093	2,027
Interest expense	(110)	(256)
Interest expense - related party	(1,433)	(1,843)

Total other income (expense), net	9,550	(72)

Net income (loss)	$4,286	$(11,271)

During the six months ended December 31, 2025, the Company evaluated initiatives outside of its core sports wagering operations, including non-gaming digital entertainment opportunities. These initiatives have not generated revenue and were not material to the Company’s financial position or results of operations. Accordingly, the Company continues to report as one operating segment.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $58.8 million as of December 31, 2025, a loss from operations of $5.3 million and had negative cash flows of $5.0 million for the six months ended December 31, 2025. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2025, the Company’s cash balances were below the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by VIP Play TN, LLC, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of December 31, 2025 and June 30, 2025, approximately $58 thousand and $277 thousand was reserved for users.

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

During the six months ended December 31, 2025, the Company paid $23 thousand to acquire non-gaming intangible assets. None of the assets had been placed into service at December 31, 2025, and accordingly, no amortization had been recorded.

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

Software license

During the six months ended December 31, 2025, the Company paid $45 thousand related to a non-gaming perpetual license to utilize a third-party customer engagement digital application, which was recorded as an intangible asset. Although the license is perpetual in contractual term, management is assessing whether the asset has a finite or indefinite useful life. Management currently believes the asset may have a finite useful life because the underlying technology could become obsolete or replaced by newer platforms over time. The Company will finalize its useful life determination upon completion of its assessment and will amortize the asset if a finite life is determined, or test it for impairment annually if deemed to have an indefinite life.

Impairment of Long-Lived Assets

Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the three and six months ended December 31, 2025 and 2024.

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

On February 4, 2024, the Company entered into a lease for office space in Sarasota, Florida. The lease expired on February 1, 2025 and was continued on a month-to-month basis until June 2025.

On June 18, 2025, the Company entered into a month-to-month lease for office space in Las Vegas, Nevada.

Total rental expense for the three months ended December 31, 2025 and 2024 was $1 thousand and $13 thousand, respectively. Total rental expense for the six months ended December 31, 2025 and 2024 was $5 thousand and $39 thousand, respectively.

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

The Company’s Derivative liabilities are determined based on Level 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of Level 3 during the three or six months ended December 31 2025, or 2024.

(in thousands)

Description	Total fair value at December 31, 2025	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$187	$-	$-	$187

Description	Total fair value at June 30, 2025	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$11,226	$-	$-	$11,226

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo simulation model.

Fair value estimates are made at a specific measurement date based on market conditions and information available to market participants at that time. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could transfer a liability in an orderly transaction between willing and able maker participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for the identical assets and liabilities in active markets, where available. When these are not available other inputs used to model fair value such as prices of similar instruments, yield curves, volatilities., prepayment speeds, default rates credit spreads, rely first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair value as discussed above.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with FASB ASC Topic 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2025, and June 30, 2025, the Company had a derivative liability of $187 thousand and $11.2 million, respectively.

Players Liabilities

Players liabilities were comprised of players betting deposits and contestant prize winnings for promotional events. During the six months ended December 31, 2025, the Company retitled the balance sheet caption to previously labeled “players balances” to “players liabilities” to better reflect the nature of the amounts presented. This change in caption did not affect the recognition, measurement, or classification of any amounts in the unaudited condensed consolidated financial statements.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500 thousand Surety Bond (see Note 12) of not less than the players liabilities balance at any given day. As of December 31, 2025, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

The Company provides online sportsbook betting services with its technical infrastructure to its direct customers. Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users. Each wager placed by a user creates a single performance obligation for the Company. The performance obligation is satisfied once the event wagered on has been completed. Any unsettled wagers are recorded as players liabilities. Any gaming or gaming related incentives are recorded as a reduction of the transaction price prior to any allocation to the performance obligations. Net gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on as well as gaming and gaming related incentives.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our unaudited condensed consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended December 31, 2025 and 2024, advertising costs were $158 thousand and $394 thousand, respectively. During the six months ended December 31, 2025 and 2024, advertising costs were $436 thousand and $509 thousand, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2025 and June 30, 2025. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2025 and June 30, 2025, we had no unrecognized tax benefits.

Earnings (Loss) per Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method for warrants and stock options and the if-converted method for convertible instruments), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2025 and June 30, 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the six months ended December 31, 2025	For the year ended June 30, 2025
Stock Options	2,775,863	6,039,740
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,050,000	10,050,000
Shares issuable upon conversion of convertible notes	750,000	35,409,543
Shares issuable upon conversion of line of credit	-	1,416,667
Total potentially dilutive shares	14,745,163	54,085,250

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. ASU 2023-009 applies to all entities subject to income taxes. The Company adopted the standard on July 1, 2025. The adoption of this standard did not have a material impact on its unaudited condensed consolidated financial statements other than enhanced disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” ASU 2024-03 requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to unaudited condensed consolidated financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the unaudited condensed consolidated financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statements disclosures.

In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606. For all entities, the amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its unaudited condensed consolidated financial statements. The adoption of ASU 2025-05 is not expected to have a significant impact on the Company’s annual audited consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software” to modernize the accounting for software costs. For all entities, the amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this new guidance on its unaudited condensed consolidated financial statements. The adoption of ASU 2025-06 is not expected to have a significant impact on the Company’s annual audited consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Correction of Prior Period Error

See Note 2 – Correction of Immaterial Error Related to Prior Periods for a discussion of the correction of a prior period error and the revision of comparative financial information presented in these unaudited condensed consolidated financial statements.

NOTE 2 — CORRECTION OF IMMATERIAL ERROR RELATED TO PRIOR PERIODS

During the quarter ended December 31, 2025, management identified an error related to the accounting for convertible promissory notes issued in September 2023. Specifically, while the embedded conversion features were appropriately bifurcated and recorded as derivative liabilities at issuance, the related debt discount was not amortized to interest expense over the contractual term of the notes as required under U.S. GAAP.

The error resulted in an understatement of non-cash interest expense and an understatement of convertible notes, net in previously issued interim and annual financial statements beginning with the quarter ended September 30, 2023.

Management evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and SEC Staff Accounting Bulletin No. 108 (“SAB 108”). Although the error was determined to be immaterial to each previously issued reporting period, management concluded that correcting the error solely through a cumulative catch-up adjustment in the current period would result in significant fluctuations in comparative period amounts and materially affect the comparability of the current period financial statements. Accordingly, prior period comparative financial information presented herein has been revised.

Impact on Consolidated Statements of Operations

The following tables present the impact of the correction on the Company’s previously reported consolidated statements of operations:

Three Months Ended December 31, 2024

(in thousands except share data)	As Previously Reported	Adjustment	As Revised
Interest Expense	56	69	125
Net Loss	(5,864)	(69)	(5,933)
Loss per Share (Basic)	(0.08)	-	(0.08)
Loss per Share (Diluted)	(0.08)	-	(0.08)

Six Months Ended December 31, 2024

(in thousands except share data)	As Previously Reported	Adjustment	As Revised
Interest Expense	117	139	256
Net Loss	(11,132)	(139)	(11,271)
Loss per Share (Basic)	(0.15)	(0.01)	(0.16)
Loss per Share (Diluted)	(0.15)	(0.01)	(0.16)

Impact on Consolidated Balance Sheet

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of June 30, 2025:

(in thousands)	As Previously Reported	Adjustment	As Revised
Convertible Notes, Net	85	742	827
Accumulated Deficit	(62,386)	(742)	(63,128)
Total Liabilities	(34,778)	(742)	(35,520)

Impact on Consolidated Statement of Cash Flows

The following tables present the impact of the correction on the Company’s previously reported consolidated statement of cash flows:

Six Months Ended December 31, 2024

(in thousands except share data)	As Previously Reported	Adjustment	As Revised
Net Loss	(11,132)	(139)	(11,271)
Amortization of Debt Discount (Non-Cash)	-	139	139
Net Cash Used in Operating Activities	(4,815)	-	(4,815)

NOTE 3 - INTANGIBLE ASSETS

As of December 31, 2025, intangible assets consisted of the following:

(in thousands)

	Estimated Useful	Remaining Weighted Average	June 30,			December 31,
	Life	Useful Life	2025	Additions	Impairments	2025
Developed technology – Gaming – gross carrying value	3 years	2.60 years	$785	$265	$-	$1,050
Developed Technology – Non Gaming – gross carrying value	3 years	3 years	$-	$23	$-	$23
License – Non Gaming	3 years	3 years	-	$45	$-	$45
Accumulated amortization			$(38)	$(187)	$-	$(225)
Total definite lived intangible assets			$747	$146	$-	$893
Gaming license	Indefinite	-	$136	$-	$-	$136
Total net intangibles			$883	$146	$-	$1,029

Subsequent to the filing of our fiscal year 2025 Form 10-K, in September 2025, we identified that the previously reported Developed technology – Gaming – gross carrying value and related Accumulated amortization as of June 30, 2025 had each been overstated by $954 thousand due to assets that had been disposed of during fiscal year 2025.

We evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. We also evaluated whether the cumulative amount of the overstatement was material to our fiscal year 2026 results and concluded that it was not qualitatively or quantitatively material.

Accordingly, we recorded an out-of-period adjustment of $954 thousand in the first quarter of fiscal year 2026 to reduce Developed technology – Gaming – gross carrying value and the related Accumulated amortization. The June 30, 2025 amounts presented in the table above include this adjustment.

Because the adjustment affected gross carrying value and accumulated amortization in equal and offsetting amounts, it had no impact on total net intangible assets, total assets, total liabilities, stockholders’ deficit, net loss, or cash flows for fiscal years 2025 or 2026.

Amortization expense of intangible assets for three months ended December 31, 2025, and 2024, was $105 thousand and $482 thousand, respectively. Amortization expense is included in the unaudited condensed consolidated statement of operations.

Amortization expense of intangible assets for six months ended December 31, 2025, and 2024, was $187 thousand and $954 thousand, respectively. Amortization expense is included in the condensed consolidated statement of operations.

The estimated future amortization of intangibles subject to amortization at December 31, 2025 was as follows:

(in thousands)

For the Years Ended June 30,	Amount
2026	$188
2027	380
2028	325
Total	$893

NOTE 4 - PLAYERS LIABILITIES

The players liabilities were comprised of players betting deposits and contestant prize winnings for promotional events. Players liabilities were $73 thousand and $336 thousand as of December 31, 2025 and June 30, 2025, respectively.

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

On October 1, 2025, the principal balance of Note B ($500 thousand) was repaid.

At December 31, 2025 and 2024, total principal of $450 thousand and $850 thousand was outstanding, respectively. Total interest expense of $27 thousand and $94 thousand was recognized for the three months ended December 31, 2025 and 2024, respectively. Total interest expense of $53 thousand and $190 thousand was recognized for the six months ended December 31, 2025 and 2024, respectively

The fair value of the embedded conversion features associated with the Notes upon issuance was approximately $765 thousand. In accordance with ASC Topic 815, the embedded conversion options were required to be bifurcated from the debt host contracts and accounted for as derivative liabilities, with a corresponding debt discount recorded and amortized to interest expense over the applicable contractual terms of the Notes.

As discussed in Note 2 – Correction of Immaterial Error Related to Prior Periods, the debt discount associated with the bifurcation of the conversion features was not properly amortized to interest expense in prior periods. During the quarter ended December 31, 2025, the Company corrected this error through a revision of prior-period comparative financial information, with the resulting adjustments reflected in interest expense for the applicable periods presented.

The fair value of the conversion feature at December 31, 2025 and June 30, 2025 was $187 thousand and $509 thousand, respectively. The derivative liabilities are classified as Level 3 financial instruments. The conversion options were valued by the Company using a Monte Carlo model.

The following were the significant assumptions used in the Monte-Carlo model.

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 1, 2023	68.2%	4.87%	0%	2.00

The Company performed a debt modification analysis as per ASC Sub-topic 470-50 at September 30, 2025, for the amendments to the Notes in September and concluded that the change in conversion terms did not result in a substantial modification, therefore the total amount of the modification noted above was not considered a debt extinguishment. As per ASC Sub-topic 470-50, the modification was recognized as a part of the change in fair value of the derivative liability. See Note 8. The new fair value of the derivative liability was recorded as a level 3 financial instrument. See Note 1. The conversion option was valued by the Company using the Monte-Carlo model in September 2025 as follows:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 30, 2025	60.4%	3.71%	0%	.92

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

As of December 31, 2025, and June 30, 2025, a principal amount of $30 thousand and $30 thousand, and accrued interest of $14 thousand and $13 thousand, respectively, is owed to Eagle Investment Group, LLC, a company controlled by Bruce Cassidy, as per a promissory noted entered into on December 17, 2021. The interest expense for the three months ended December 31, 2025 and 2024, was $1 thousand and $1 thousand, respectively. The interest expense for the six months ended December 31, 2025 and 2024, was $1 thousand and $1 thousand, respectively.

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

The outstanding principal balance at December 31, 2025, is $174 thousand, with the full balance being classified as Note Payable on the condensed consolidated balance sheet, and accrued interest is $100 thousand. The outstanding principal balance at June 30, 2025, was $511 thousand, with the full balance being classified as Note Payable on the balance sheet, and accrued interest was $100 thousand. The interest expense for the three months ended December 31, 2025 and 2024 is $8 thousand and $26 thousand respectively. The interest expense for the six months ended December 31, 2025 and 2024 is $21 thousand and $57 thousand respectively.

On May 24, 2025, the Company renewed a short-term note payable with the premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $296 thousand at an annual percentage rate of 9.20%. After a down payment of $44 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $26 thousand each. The balance of this Note was $78 thousand as of December 31, 2025, and is included as part of Notes Payable in the condensed consolidated balance sheet.

On November 6, 2025, the Company entered into a short-term note payable with a premium finance company to fund their excess and surplus insurance. The total premiums, taxes and fees financed was $115 thousand at an annual percentage rate of 9.50%. After a down payment of $17 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $10 thousand each. The balance of this Note was $88 thousand as of December 31, 2025 and nine monthly payments remain.

NOTE 7- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company entered into a discretionary non-revolving line of credit demand note with Excel Family Partners, LLLP (“Excel”), a related party controlled by our former Chief Executive Officer, initially for $250 thousand and later amended on multiple occasions. On February 24, 2023, the note was amended and restated to provide up to $4.0 million, bearing interest at 15% per annum, with Excel retaining sole discretion over advances and no reborrowing permitted. The amendment included a conversion option allowing Excel to convert all or part of the debt into common stock at 80% of the lowest recent issuance price (not less than $0.50), and warrants to purchase 4 million shares at $0.25 per share. The conversion option and warrants were valued using Monte Carlo and Black-Scholes models, respectively, and recorded as debt issuance costs.

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

As of December 31, 2025, outstanding borrowings under these notes totaled $25.7 million (June 30, 2025 – $19.6 million), with accrued interest of $3.1 million (June 30, 2025 – $1.7 million). Debt issuance costs of $7.6 million were recorded related to the conversion options and warrants, and were fully amortized by June 30, 2025.

NOTE 8 – DERIVATIVE LIABILITIES

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended December 31, 2025:

(in thousands)

Balance at June 30, 2025	$11,226
Embedded conversion feature on new convertible note issued during the quarter	54
Change in the fair value of the embedded conversion option	(11,093)
Balance at December 31, 2025	$187

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2025	55.40-56.40%	3.92-4.07%	0%	0.84-1.17
At December 31, 2025	47.70-58.70%	3.55-3.72%	0%	0.13-0.67

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

Series A Convertible Preferred Stock

During the six months ended December 31, 2025 and 2024, there were no issuances of Series A Convertible Preferred Stock and as at December 31, 2025 and June 30, 2025, no shares were outstanding.

Series B Convertible Preferred Stock

During the six months ended December 31, 2025 and 2024, there were no issuances of Series B Convertible Preferred Stock. As of December 31, 2025 and June 30, 2025, 11,693 shares were outstanding.

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

As of December 31, 2025 and June 30, 2025, no shares were outstanding.

Common Stock

During the six months ended December 31, 2025 and 2024, there were no issuances of Common Stock and at December 31, 2025 and June 30, 2025, 73,457,857 and 73,457,857 shares were outstanding, respectively.

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

On October 3, 2025, the Board approved an amendment to the 2023 Stock Option Plan to increase the aggregate number of shares of the Company’s authorized but unissued common stock that can be awarded under the plan from 5,960,000 shares to 18,250,000 shares. The share increase is subject to approval of stockholders within 12 months from the date of the Board’s approval.

Below is a table summarizing the changes in stock options outstanding for the six months ended December 31, 2025:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2025	3,372,639	7.59 years	$0.56	$-
Options exercisable as of June 30, 2025	1,366,042	5.22 years	$0.51	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,803,229)	-	-	$-
Options outstanding as of December 31, 2025	1,569,410	7.76 years	$0.57	$-
Options exercisable as of December 31, 2025	729,583	7.15 years	$0.52	$-

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant.

As of December 31, 2025, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 16,680,590 unissued shares of common stock available for future issuance under the 2023 Plan.

NOTE 11 – RESTRICTED STOCK UNITS

On October 3, 2025, the Board approved an amendment to the 2023 Stock Option Plan which adds the ability to issue Participants a new type of award called Restricted Stock Units (“RSUs”) that represent the right to receive shares of the Company’s common stock upon the satisfaction of vesting or other specified conditions. The addition of the ability to issue RSUs under the 2023 Plan is not subject to the approval of our stockholders.

In connection with approval of the amendment the Board awarded Mr. Les Ottolenghi, Chief Executive Officer, Principal Executive Officer and President, 7,284,464 RSUs and Mr. John Dermody, VP of Operations, 500,000 RSUs.

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

The Restricted Stock Unit Agreement for Mr. Dermody RSUs contains the following vesting schedule and conditions: (1) a four-year vesting schedule, whereby 1/16th of the 500,000 RSUs (i.e., 31,250 RSUs) will vest on the first day of each quarter, commencing on January 1, 2026; (2) 31,250 RSUs will be deemed to have vested immediately; and (3) acceleration of all vesting upon a Sale Event.

The Company accounts for stock-based compensation in accordance with ASC 718. Stock-based compensation expense is recognized over the requisite service period of the awards.

During the six months ended December 31, 2025, the Company granted 486,529 RSUs. Stock-based compensation expense related to RSUs was approximately $102 thousand for the six months ended December 31, 2025 and is included in general and administrative expenses. As of December 31, 2025, unrecognized compensation cost related to unvested RSUs was approximately $1.5 million, which is expected to be recognized over a weighted-average period of 4 years.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

Surety Bond

During May 2023, the Company was issued $0.5 million in an annual surety bond and during May 2024 and May 2025, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering and Advisory Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through December 31, 2025.

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

On March 31, 2025, the Company’s online gaming services were approved for users to play in the state of West Virginia, however, as of December 31, 2025, the West Virginia Lottery Commission had not yet approved the Operations Agreement.

During the three months ended December 31, 2025, the Company received a notice of termination under its West Virginia market access Agreement and a demand for an early termination fee. The Company disputes the validity of the termination and the associated fee and intends to contest the matter. As of the date of this filing, the outcome is not determinable, and no liability has been recorded. The Company cannot reasonably estimate the likelihood or amount of any potential loss at this time.

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

As of December 31, 2025, the Company has recorded players receivables in the amount of $84 thousand, net of a 50% collection allowance, as part of other current assets on the condensed consolidated balance sheet related to the results of this software defect.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Former Chief Financial Officer:

On February 19, 2024, the Company amended its $1.7 million promissory note with John Linss (former CFO and board member) and his wholly owned Corespeed, LLC. The amendment required a $425 thousand payment on February 27, 2024, with the remaining balance payable in 24 equal monthly installments of $60 thousand beginning April 1, 2024. The amended maturity date is the earlier of April 1, 2026, five days following an uplisting, or upon a change of control.

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

During the six months ended December 31, 2025 and 2024, the Company borrowed approximately $6.1 million and $4.9 million under the revolving facility, respectively.

Transactions with Entities Under Common Control:

During the three months ended December 31, 2025, the Company entered into arrangements with entities under common control, FuzeBox AI, Inc. and Eagle II, LLC, dba Loop TV, each of which is controlled by the Company’s majority shareholder and the Company’s CEO, to provide support services. The Company recorded related-party receivables totaling $420 thousand, of which $319 thousand related to services provided to FuzeBox AI, Inc. and $101 thousand related to services provided to Loop TV. As of December 31, 2025, the full $420 remained outstanding and is included in related-party receivables on the accompanying unaudited condensed consolidated balance sheet.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Sub-topic 855-10, the Company has analyzed its operations subsequent to December 31, 2025, to the date these unaudited condensed consolidated financial statements were issued, and as of February 17, 2026, there were no other material subsequent events to disclose in these unaudited condensed consolidated financial statements with the exception of the events below.

Subsequent to the period end, and through February 17, 2026, the Company borrowed an additional $1.7 million under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLP.

On February 13, 2026, the Board approved the grant of 3.7 million Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan with an exercise price of $0.37 per share (the “Awards”).

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

We began operations in June 2023.

On December 10, 2024, we entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement grants us the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. On March 31, 2025, we received interim approval on our West Virginia i-Gaming and Sports Wagering Management Service Provider License. As of December 31, 2025, operations had not yet commenced in West Virginia and the Casino and Sportsbook Online Operations Agreement had not yet been approved by the state of West Virginia.

On May 7, 2025, we received regulatory approval from the state of Tennessee to launch our new VIP Play brand application. On May 8, 2025 we began a “soft launch” of the VIP Play application and on May 12, 2025, we executed our official VIP Play app launch. The ZenSports brand and app were discontinued on April 28, 2025.

Our current business is a mobile app and online-based technology company with no demand for a physical storefront location. The website for our business is https://www.viplayinc.com. The information on our website is not made a part of this Quarterly Report. Our headquarters address is: 8400 W. Sunset Rd., Suite 300 Las Vegas, NV 89113. Our phone number is: (866) 783-9435.

Results of Operations for the Three Months Ended December 31, 2025, and 2024

Gaming Revenues and Costs of Revenues

For the three months ended December 31, 2025 and 2024, we had gaming revenues of $72 thousand and $22 thousand, respectively. Our gaming revenues increased by approximately $50 thousand during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to the Company’s addition of an external payment processor which increased betting activity as a result of the addition of debit cards, as well as general improvements to the mix of customer base in the current period.

For the three months ended December 31, 2025 and 2024, we had costs of revenues of $267 thousand and $108 thousand, respectively. Our costs of revenues increased by approximately $159 thousand during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 primarily due to increased costs related to platform fees incurred in connection with the new Player Account Management Services Agreement entered into in February 2025.

Operating Expenses

Salaries and wages of $1.3 million were incurred during the three months ended December 31, 2025, compared to $1.1 million during the three months ended December 31, 2024. The approximately $269 thousand increase is primarily due to increased headcount, including 3 new executives in June 2025.

Depreciation and amortization for the three months ended December 31, 2025, and 2024 were $105 thousand and $482 thousand, respectively. The approximately $377 thousand decrease is principally due to a higher value allocated to our former ZenSports app which was discontinued in April 2025 as compared to the value of the new VIP Play app which was placed into service in May 2025.

Impairment of developed technology and tradename for the three months ended December 31, 2025, and 2024 were $0 and $5.9 million, respectively. The $5.9 million decrease is principally due to discontinuing our former ZenSports app in April 2025 and writing down the assets related to it.

Sales and Marketing for the three months ended December 31, 2025, and 2024 were $158 thousand and $394 thousand, respectively. The approximately $236 thousand decrease is principally related to shifted focus to social media marketing during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.

General and administrative costs for the three months ended December 31, 2025, and 2024 were $589 thousand and $651 thousand, respectively. The approximately $62 thousand decrease was primarily due to a decrease in accounting and auditing fees during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 due the timing of services provided. The decrease was also due to a decrease in consulting fees for advisory agreements that ended during the year ended June 30, 2025. The total decrease was partially offset by an increase in legal fees due to the West Virginia matter.

Other Income

Total other income for the three months ended December 31, 2025, and 2024 were $10.2 million and $2.7 million, respectively.

The approximately $7.5 million increase is primarily due to a gain on the change in fair value of the derivative liability of $11.0 million for the three months ended December 31, 2025 as compared to a gain of $3.7 million for the three months ended December 31, 2024. The derivative is related to a conversion feature associated with the line of credit and convertible debt which is remeasured each reporting period.

In addition, interest expense – related party for the three months ended December 31, 2025 decreased by approximately $126 thousand compared to the three months ended December 31, 2024. The decrease was due to the debt issuance costs being fully amortized into related party interest expense during the three months ended September 30, 2024.

Interest expense decreased by approximately $86 thousand during the three months ended December 31, 2025 primarily due the debt discount being fully amortized during the three months ended December 31, 2025 for the convertible notes as well as the repayment of a $500 thousand convertible note in October 2025.

Net Income (Loss)

Our net income for the three months ended December 31, 2025 was $7.8 million and our net loss for the three months ended December 31, 2024 was $5.9 million, respectively.

Results of Operations for the Six Months Ended December 31, 2025, and 2024

Gaming Revenues and Costs of Revenues

For the six months ended December 31, 2025 and 2024, we had gaming revenues of $77 thousand and $18 thousand, respectively. Our gaming revenues increased by approximately $59 thousand during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. During the period, we began utilizing an external payment processor which increased betting activity due to the addition of debit cards and experienced general improvements to the mix of our customer base.

For the six months ended December 31, 2025 and 2024, we had costs of revenues of $459 thousand and $205 thousand, respectively. Our costs of revenues increased by approximately $254 thousand during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024 primarily due to increased costs related to platform fees incurred in connection with the new Player Account Management Services Agreement entered into in February 2025.

Operating Expenses

Salaries and wages of $2.9 million were incurred during the six months ended December 31, 2025, compared to $2.0 million during the six months ended December 31, 2024. The approximately $860 thousand increase is primarily due to increased headcount, including 3 new executives in June 2025.

Depreciation and amortization for the six months ended December 31, 2025, and 2024 were $188 thousand and $955 thousand, respectively. The approximately $767 thousand decrease is principally due a higher value allocated to our former ZenSports app which was discontinued in April 2025 as compared to the value of the new VIP Play app which was placed into service in May 2025.

Impairment of developed technology and tradename for the six months ended December 31, 2025, and 2024 were $0 and $5.9 million, respectively. The $5.9 million decrease is principally due to discontinuing our former ZenSports app in December 2024 and writing down the assets related to it.

Sales and Marketing for the six months ended December 31, 2025, and 2024 were $436 thousand and $509 thousand, respectively. The approximately $73 thousand decrease is principally related to shifted focus to social media marketing during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024.

General and administrative costs for the six months ended December 31, 2025, and 2024 were $1.4 million and $1.6 million, respectively. The approximately $241 thousand decrease was primarily due to a decrease in accounting and auditing fees during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024 due the timing of audit services provided. The decrease was also due to a decrease in consulting fees for advisory agreements that ended during the year ended June 30, 2025, as well as a decrease in legal fees due to higher fees in the comparative period related to the review of potential new state jurisdictions for expansion of our sports betting operations. The total decrease was partially offset by an increase in operating expense due to the recognition of an allowance for estimated losses related to the payment processing incident that occurred during the six months ended December 31, 2025.

Other Income

Total other income for the six months ended December 31, 2025 was $9.6 million and total other expense for the six months ended December 31, 2024 was $72 thousand, respectively.

The approximately $9.6 million increase is primarily due to a gain on the change in fair value of the derivative liability of $9.0 million from December 31, 2024 to December 31, 2025. The derivative is related to a conversion feature associated with the line of credit and convertible debt which is remeasured each reporting period.

In addition, interest expense – related party for the six months ended December 31, 2025 increased by approximately $410 thousand compared to the six months ended December 31, 2024 due to an increase in principal balance on the lines during the six months ended December 31, 2025.

Interest expense decreased by approximately $146 thousand during the six months ended December 31, 2025 primarily due the debt discount being fully amortized during the three months ended December 31, 2025 for the convertible notes as well as the repayment of a $500 thousand convertible note in October 2025.

Net Income (Loss)

Our net income for the six months ended December 31, 2025 was $4.3 million and our net loss for the six months ended December 31, 2024 was $11.3 million.

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

As of December 31, 2025, we had total current assets of $2.8 million, total current liabilities of $31.2 million, and a total working capital deficit of $28.4 million. Net cash used in operating activities was $5.0 million during the six months ended December 31, 2025, compared to $4.8 million during the six months ended December 31, 2024. The increase in net cash used primarily reflects decreased non-cash adjustments, including decreased depreciation and amortization expense and a gain recognized on derivative liabilities, as well as higher cash outflows related to player balances during the current period. These factors more than offset the benefit of net income and favorable changes in accrued expenses during the current period.

Net cash used in investing activities increased by approximately $94 thousand during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024 primarily due to increased capital additions related to the gaming application as well as investments in non-gaming intangible assets.

Net cash provided by financing activities increased by approximately $319 thousand during the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase is primarily due to proceeds from a convertible note issued during the six months ended December 31, 2025 as well as increased draws on the lines of credit, and is partially offset by repayments to the note payable during the current period and proceeds received from common stock in the comparable period.

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

Off Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

Going Concern

As of December 31, 2025, we had a working capital deficit of $28.3 million and continued net losses from operations through the period ended December 31, 2025. We do not expect significant revenues and we expect to incur significant increases in operating costs in the short term as we commence our sports betting operations. The expected significant increases in costs will include, but not be limited to, costs relating to obtaining gaming licenses, technology development, sales and marketing, and legal and professional fees.

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

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the presence of certain deficiencies in internal control over financial reporting which constituted a material weakness. Specifically, we identified deficiencies related to:

-	Limited segregation of duties as a result of the size of the accounting staff;
-	Insufficient review controls over certain complex accounting estimates; and
-	Insufficient information technology controls to prevent or detect, on a timely basis, unauthorized access to certain of its financial reporting systems.

Remediation Efforts:

During the three months ended December 31, 2025, management continued remediation efforts to address this material weakness. These efforts include:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described above under “Remediation Efforts,” management has continued certain actions to remediate the material weakness. These remediation activities are in progress and have not yet been operational for a sufficient period of time to conclude that the material weakness has been remediated.

PART II - OTHER INFORMATION

Item 6. Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws	10-Q	3.3	11/08/2024
10.1	VIP Play, Inc. 2023 Stock Plan, as Amended and Restated effective October 3, 2025	8-K	10.1	10/07/2025
10.2	VIP Play, Inc. Restricted Stock Unit Agreement with Les Ottolenghi	8-K	10.2	10/07/2025
10.3	VIP Play, Inc. Restricted Stock Unit Agreement with John Dermody	8-K	10.3	10/07/2025
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP PLAY, INC.
(Registrant)

Date: February 17, 2026

	By:	/s/ Amy Weiss
Amy Weiss
Chief Accounting Officer
(Principal Financial Officer)

