Form 10-Q
period 2026-03-31
VIP Play, Inc.
filed 2026-05-15
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of May 14, 2026, was 73,457,857 shares, par value $0.001 per share.

VIP Play, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025;

F-3	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and 2025;

F-4	Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine month periods ended March 31, 2026 and 2025;

F-6	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025;

F-7	Notes to Unaudited Condensed Consolidated Financial Statements.

1

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except number of shares and par value)

	March 31, 2026	June 30, 2025

ASSETS

Current assets:
Cash	$23	$163
Cash reserved for users	60	277
Related party receivables	722	-
Prepaid expenses and other current assets	1,981	2,419
Total current assets	2,786	2,859

Other assets:
Intangible assets, net	976	883
Deposits and other assets	4	4
Total other assets	980	887

Total assets	$3,766	$3,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,317	$1,073
Accrued expenses - related party	4,003	1,678
Players liabilities	80	336
Notes payable	59	764
Notes payable - related party, net of discount	30	30
Convertible notes, net of discount	423	827
Line of credit - related party	28,075	19,586
Derivative liability	8,335	11,226
Total current liabilities	42,322	35,520

Total liabilities	42,322	35,520

Commitments and contingencies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

(unaudited)

	March 31, 2026	June 30, 2025

Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized
Series A preferred stock, $0.001 par value, 2,000,000 shares designated, 0 and 0 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	-	-
Series B preferred stock, $1.00 par value, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	12	12
Series C preferred stock, $0.001 par value, 6,700,000 shares designated, 0 and 0 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	-	-

Common stock, $0.001 par value, 475,000,000 shares authorized, 73,457,857 and 73,457,857 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	73	73
Additional paid-in capital	31,624	31,269
Accumulated deficit	(70,265)	(63,128)
Total stockholders’ deficit	(38,556)	(31,774)

Total liabilities and stockholders’ deficit	$3,766	$3,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except number of shares and per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025

Gaming revenues	$102	1	178	18

Costs of gaming revenue	415	143	874	347

Net gaming loss	(313)	(142)	(696)	(329)

Operating expenses:
Salaries and wages	1,341	956	4,201	2,958
Depreciation and amortization	125	1	313	955
Sales and marketing	124	412	561	920
General and administrative	503	456	1,900	2,096
Impairment of developed technology and tradename	-	-	-	5,909

Total operating expenses	2,093	1,825	6,975	12,838
Loss from operations	(2,406)	(1,967)	(7,671)	(13,167)
Other income (expense):
Gain (loss) on change in fair value of derivative	(8,148)	(2,442)	2,945	(415)
Interest expense	(34)	(112)	(144)	(367)
Interest expense - related party	(835)	(632)	(2,267)	(2,475)

Total other income (expense)	(9,017)	(3,186)	534	(3,257)

Net loss	$(11,423)	(5,153)	(7,137)	(16,424)
Net loss per common share - basic	$(0.16)	(0.07)	(0.10)	(0.23)
Net loss per common share - diluted	$(0.16)	(0.07)	(0.10)	(0.23)
Weighted average number of common shares outstanding - basic	73,457,857	72,804,377	73,457,857	72,414,740
Weighted average number of common shares outstanding - diluted	73,457,857	72,804,377	73,457,857	72,414,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands except share data)

	Preferred Shares			Preferred Shares		Preferred Shares							Total
	Series A			Series B		Series C			Common Shares		Additional		Stockholder’
	$0.001 Par Value			$1.00 Par Value		$0.001 Par Value			$0.001 Par Value		Paid-In	Accumulated	Equity
	Shares	Amount		Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2025	-	$		11,693	$12	-	$		73,457,857	$73	$31,269	$(63,128)	$(31,774)
Fair Value of vested incentive stock options	-		-	-	-	-		-	-	-	63	-	63
Net loss	-		-	-	-	-		-	-	-	-	(3,481)	(3,481)
Balance, September 30, 2025	-		-	11,693	12	-		-	73,457,857	73	31,322	(66,609)	(35,192)
Fair value of vested incentive stock options & RSUs	-		-	-	-	-		-	-	-	141	-	141
Net income	-		-	-	-	-		-	-	-	-	7,767	7,767
Balance, December 31, 2025	-		-	11,693	12	-		-	73,457,857	73	31,473	(58,842)	(27,284)
Warrants granted for services	-		-	-	-	-		-	-	-	10	-	10
Fair value of vested incentive stock options & RSUs	-		-	-	-	-		-	-	-	141	-	141
Net Loss	-		-	-	-	-		-	-	-	-	(11,423)	(11,423)
Balance, March 31, 2026	-		$-	11,693	$12	-		$-	73,457,857	$73	$31,624	$(70,265)	$(38,556)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT - continued

(unaudited)

	Preferred Shares		Preferred Shares		Preferred Shares						Total
	Series A		Series B		Series C		Common Shares		Additional		Stockholders’
	$0.001 Par Value		$1.00 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2024	-	$-	11,693	$12	-	$-	71,994,990	$7	$30,295	$(43,969)	$(13,655)
Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	48	-	48
Change in par value of common stock	-	-	-	-	-	-	-	65	(65)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,338)	(5,338)
Balance, September 30, 2024	-	-	11,693	12	-	-	71,994,990	72	30,278	(49,307)	(18,945)
Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	45	-	45
Issuance of common stock for cash, net of offering costs	-	-	-	-	-	-	766,668	1	446	-	447
Net loss	-	-	-	-	-	-	-	-	-	(5,933)	(5,933)
Balance December 31, 2024	-	-	11,693	12	-	-	72,761,658	73	30,769	(55,240)	(24,386)
Fair value of vested incentive stock options	-	-	-	-	-	-	-	-	39	-	39
Issuance of common stock for accrued offering costs	-	-	-	-	-	-	71,199	-	53	-	53
Net loss	-	-	-	-	-	-	-	-	-	(5,153)	(5,153)
Balance March 31, 2025	-	$-	11,693	$12	-	$-	72,832,857	$73	$30,861	$(60,393)	$(29,447)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIP PLAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,137)	(16,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs – related party	-	1,330
Amortization of debt discount	50	208
Depreciation and amortization	313	955
Incentive stock option and RSU expense	345	132
Warrants granted for services	10	-
Impairment of developed technology and tradename	-	5,909
(Gain) loss on change in fair value of derivative	(2,945)	415
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	553	(644)
Related party receivables	(722)	-
Accounts payable and accrued expenses	245	(306)
Accrued expenses - related party	2,324	738
Players liabilities	(256)	(132)
Net cash used in operating activities	(7,220)	(7,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licenses and capitalized software	(361)	(628)
Cash paid for non-gaming development	(45)	-
Net cash used in investing activities	(406)	(628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-	447
Proceeds from line of credit - related party	8,489	8,537
Proceeds from convertible notes	100	-
Repayment of convertible note	(500)	-
Repayments of notes payable	(820)	(762)
Net cash provided by financing activities	7,269	8,222

NET CHANGE IN CASH AND CASH RESERVED FOR USERS	(357)	(225)

CASH AND CASH RESERVED FOR USERS AT BEGINNING OF PERIOD	440	450

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$83	225

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:

CASH	23	91

CASH RESERVED FOR USERS	60	134

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$83	225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$78	562

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Insurance financing	$115	96
Common stock and warrants issued for offering costs	$-	147

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

In May 2023, the Company received approval on its Tennessee Sports Gaming Operator license. The Company officially launched its Sports Betting operation in Tennessee in June 2023. On December 10, 2024, the Company entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement granted the Company the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. On March 31, 2025, the Company received interim approval on its West Virginia i-Gaming and Sports Wagering Management Service Provider License. The Company did not commence operations in West Virginia. In October 2025, the Company received a notice of termination related to its West Virginia market access agreement and is currently involved in an ongoing dispute regarding the validity of the termination and related fee claims. See Note 12 – Commitments and Contingencies.

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

Operating results for the three and nine month periods ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending June 30, 2026. The condensed consolidated balance sheet at June 30, 2025, has been derived from the annual audited consolidated financial statements included in our Annual Report on Form 10-K at that date but does not include all of the information and footnotes required by U.S. GAAP for complete annual audited consolidated financial statements.

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

The following tables present selected financial information with respect to the Company’s single operating segment for the three and nine months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025

Gaming revenues	$102	$1

Costs of gaming revenue	415	143

Net gaming loss	(313)	(142)

Operating expenses:
Salaries and wages	1,341	956
Depreciation and amortization	125	1
Sales and marketing	124	412
General and administrative	503	456

Total operating expenses	2,093	1,825
Loss from Operations	(2,406)	(1,967)

Other income (expenses):
Loss on change in fair value of derivative	(8,148)	(2,442)
Interest expense	(34)	(112)
Interest expense - related party	(835)	(632)

Total other expense, net	(9,017)	(3,186)

Net loss	$(11,423)	$(5,153)

	For the nine months ended March 31,
	2026	2025

Gaming revenues	$178	$18

Costs of gaming revenue	874	347

Net gaming loss	(696)	(329)

Operating expenses:
Salaries and wages	4,201	2,958
Depreciation and amortization	313	955
Sales and marketing	561	920
General and administrative	1,900	2,096
Impairment of developed technology and tradename	-	5,909
Total operating expenses	6,975	12,838
Loss from Operations	(7,671)	(13,167)

Other income (expenses):
Gain (loss) on change in fair value of derivative	2,945	(415)
Interest expense	(144)	(367)
Interest expense - related party	(2,267)	(2,475)

Total other income (expense), net	534	(3,257)

Net loss	$(7,137)	$(16,424)

During the nine months ended March 31, 2026, the Company evaluated initiatives outside of its core sports wagering operations, including non-gaming digital entertainment opportunities. These initiatives have not generated revenue and were not material to the Company’s financial position or results of operations. Accordingly, the Company continues to report as one operating segment.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $70.3 million as of March 31, 2026, a loss from operations of $7.7 million and had negative cash flows of $7.2 million for the nine months ended March 31, 2026. These conditions raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

The Company is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions including securing additional lines of credit and raising additional capital through placement of preferred and/or common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company has historically funded its operations by securing a related party line of credit, a related party note payable, a note payable, issuing preferred stock, and issuing common stock through private placements.

We cannot be certain that capital will be provided when it is required or in amounts sufficient to meet our operating requirements. Management believes the existing shareholders, the prospective new investors, and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the Company to execute its business strategy. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2026, the Company’s cash balances were below the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. User funds are held by VIP Play TN, LLC, which was organized for the purpose of protecting users’ funds in the event of creditor claims. As of March 31, 2026 and June 30, 2025, approximately $60 thousand and $277 thousand was reserved for users.

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

During the nine months ended March 31, 2026, the Company paid $23 thousand to acquire non-gaming intangible assets. None of the assets had been placed into service at March 31, 2026, and accordingly, no amortization had been recorded.

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

Software license

During the nine months ended March 31, 2026, the Company paid $45 thousand related to a non-gaming perpetual license to utilize a third-party customer engagement digital application, which was recorded as an intangible asset. Although the license is perpetual in contractual term, management is assessing whether the asset has a finite or indefinite useful life. Management currently believes the asset may have a finite useful life because the underlying technology could become obsolete or replaced by newer platforms over time. The Company will finalize its useful life determination upon completion of its assessment and will amortize the asset if a finite life is determined, or test it for impairment annually if deemed to have an indefinite life.

Impairment of Long-Lived Assets

Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangible assets during the three and nine months ended March 31, 2026 and 2025.

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

Total rental expense for the three months ended March 31, 2026 and 2025 was $1 thousand and $4 thousand, respectively. Total rental expense for the nine months ended March 31, 2026 and 2025 was $6 thousand and $43 thousand, respectively.

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

The Company’s Derivative liabilities are determined based on Level 3 inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of Level 3 during the three or nine months ended March 31 2026, or 2025.

(in thousands)

Description	Total fair value at March 31, 2026	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$8,335	$-	$-	$8,335

Description	Total fair value at June 30, 2025	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$11,226	$-	$-	$11,226

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo simulation model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with FASB ASC Topic 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2026, and June 30, 2025, the Company had a derivative liability of $8.3 million and $11.2 million, respectively.

Players Liabilities

Players liabilities were comprised of players betting deposits and contestant prize winnings for promotional events. During the nine months ended March 31, 2026, the Company retitled the balance sheet caption previously labeled “players balances” to “players liabilities” to better reflect the nature of the amounts presented. This change in caption did not affect the recognition, measurement, or classification of any amounts in the unaudited condensed consolidated financial statements.

As per the Tennessee Sports Wagering Council, the Company is required to maintain a reserve in the form of cash, cash equivalents and/or irrevocable letter of credit along with a required $500 thousand Surety Bond (see Note 12) of not less than the players liabilities balance at any given day. As of March 31, 2026, the Company had sufficient coverage for these liabilities as per the requirements of the state of Tennessee.

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

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and costs related to free to play contests. Advertising costs are expensed as incurred and are included in sales and marketing expense in our unaudited condensed consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the three months ended March 31, 2026 and 2025, advertising costs were $124 thousand and $412 thousand, respectively. During the nine months ended March 31, 2026 and 2025, advertising costs were $561 thousand and $920 thousand, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2026 and June 30, 2025. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2026 and June 30, 2025, we had no unrecognized tax benefits.

Earnings (Loss) per Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method for warrants and stock options and the if-converted method for convertible instruments), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2026 and June 30, 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the nine months ended March 31, 2026	For the year ended June 30, 2025
Stock Options	2,580,063	6,039,740
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,101,283	10,050,000
Shares issuable upon conversion of convertible notes	750,000	1,416,667
Shares issuable upon conversion of line of credit	75,326,632	35,409,543
Total potentially dilutive shares	89,927,278	54,085,250

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

Impact on Consolidated Statements of Operations

The following tables present the impact of the correction on the Company’s previously reported consolidated statements of operations:

Three Months Ended March 31, 2025

(in thousands except share data)	As Previously Reported	Adjustment	As Revised
Interest Expense	43	69	112
Net Loss	(5,084)	(69)	(5,153)
Loss per Share (Basic)	(0.07)	-	(0.07)
Loss per Share (Diluted)	(0.07)	-	(0.07)

Nine Months Ended March 31, 2025

(in thousands except share data)	As Previously Reported	Adjustment	As Revised
Interest Expense	160	207	367
Net Loss	(16,217)	(207)	(16,424)
Loss per Share (Basic)	(0.22)	(0.01)	(0.23)
Loss per Share (Diluted)	(0.22)	(0.01)	(0.23)

Impact on Consolidated Balance Sheet

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of June 30, 2025:

(in thousands)	As Previously Reported	Adjustment	As Revised
Convertible Notes, Net	85	742	827
Accumulated Deficit	(62,386)	(742)	(63,128)
Total Liabilities	(34,778)	(742)	(35,520)

Impact on Consolidated Statement of Cash Flows

The following tables present the impact of the correction on the Company’s previously reported consolidated statement of cash flows:

Nine Months Ended March 31, 2025

(in thousands except share data)	As Previously Reported	Adjustment	As Revised
Net Loss	(16,217)	(207)	(16,424)
Amortization of Debt Discount (Non-Cash)	-	207	207
Net Cash Used in Operating Activities	(7,819)	-	(7,819)

NOTE 3 - INTANGIBLE ASSETS

As of March 31, 2026, intangible assets consisted of the following:

(in thousands)

	Estimated Useful	Remaining Weighted Average
	Life	Useful Life	June 30, 2025	Additions	Impairments	March 31, 2026
Developed technology – Gaming – gross carrying value	3 years	2.10 years	$785	$338	$-	$1,123
Developed Technology – Non Gaming – gross carrying value	3 years	3 years	$-	$23	$-	$23
License – Non Gaming	3 years	3 years	-	$45	$-	$45
Accumulated amortization			$(38)	$(313)	$-	$(351)
Total definite lived intangible assets			$747	$93	$-	$840
Gaming license	Indefinite	-	$136	$-	$-	$136
Total net intangibles			$883	$93	$-	$976

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

Amortization expense of intangible assets for the three months ended March 31, 2026, and 2025, was $125 thousand and $0, respectively. Amortization expense is included in the unaudited condensed consolidated statement of operations.

Amortization expense of intangible assets for the nine months ended March 31, 2026, and 2025, was $313 thousand and $954 thousand, respectively. Amortization expense is included in the condensed consolidated statement of operations.

The estimated future amortization of intangibles subject to amortization at March 31, 2026 was as follows:

(in thousands)

For the Years Ended June 30,	Amount
2026	$100
2027	399
2028	341
Total	$840

NOTE 4 - PLAYERS LIABILITIES

The players liabilities were comprised of players betting deposits and contestant prize winnings for promotional events. Players liabilities were $80 thousand and $336 thousand as of March 31, 2026 and June 30, 2025, respectively.

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

At March 31, 2026 and June 30, 2025, total principal, net of debt discount, of $423 thousand and $827 thousand was outstanding, respectively. Total interest expense of $14 thousand and $95 thousand was recognized for the three months ended March 31, 2026 and 2025, respectively. Total interest expense of $53 thousand and $284 thousand was recognized for the nine months ended March 31, 2026 and 2025, respectively

The fair value of the embedded conversion features associated with the Notes upon issuance was approximately $765 thousand. In accordance with ASC Topic 815, the embedded conversion options were required to be bifurcated from the debt host contracts and accounted for as derivative liabilities, with a corresponding debt discount recorded and amortized to interest expense over the applicable contractual terms of the Notes.

As discussed in Note 2 – Correction of Immaterial Error Related to Prior Periods, the debt discount associated with the bifurcation of the conversion features was not properly amortized to interest expense in prior periods. During the nine months ended March 31, 2026, the Company corrected this error through a revision of prior-period comparative financial information, with the resulting adjustments reflected in interest expense for the applicable periods presented.

The fair value of the conversion feature at March 31, 2026 and June 30, 2025 was $12 thousand and $509 thousand, respectively. The derivative liabilities are classified as Level 3 financial instruments. The conversion options were valued by the Company using a Monte Carlo model.

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

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

As of March 31, 2026, and June 30, 2025, a principal amount of $30 thousand and $30 thousand, and accrued interest of $16 thousand and $13 thousand, respectively, is owed to Eagle Investment Group, LLC, a company controlled by Bruce Cassidy, as per a promissory note entered into on December 17, 2021. The interest expense for the three months ended March 31, 2026 and 2025, was $1 thousand and $1 thousand, respectively. The interest expense for the nine months ended March 31, 2026 and 2025, was $2 thousand and $2 thousand, respectively.

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

The outstanding principal balance at March 31, 2026, is $0, with the principal balance being paid in full during the three months ended March 31, 2026. The outstanding principal balance at June 30, 2025, was $511 thousand, with the full balance being classified as Note Payable on the balance sheet. The interest expense for the three months ended March 31, 2026 and 2025 is $3 thousand and $22 thousand respectively. The interest expense for the nine months ended March 31, 2026 and 2025 is $24 thousand and $79 thousand respectively.

On May 24, 2025, the Company renewed a short-term note payable with the premium finance company to fund their technology services and cyber liability insurance. The total premiums, taxes and fees financed was $296 thousand at an annual percentage rate of 9.20%. After a down payment of $44 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $26 thousand each. The balance of this Note was $0 as of March 31, 2026.

On November 6, 2025, the Company entered into a short-term note payable with a premium finance company to fund their excess and surplus insurance. The total premiums, taxes and fees financed was $115 thousand at an annual percentage rate of 9.50%. After a down payment of $17 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $10 thousand each. The balance of this Note was $59 thousand as of March 31, 2026 and six monthly payments remain.

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

As of March 31, 2026, outstanding borrowings under these notes totaled $28.1 million (June 30, 2025 – $19.6 million), with accrued interest of $3.9 million (June 30, 2025 – $1.7 million). Debt issuance costs of $7.6 million were recorded related to the conversion options and warrants, and were fully amortized by June 30, 2025.

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

The table below sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended March 31, 2026:

(in thousands)

Balance at June 30, 2025	$11,226
Embedded conversion feature on new convertible note issued during the period	54
Change in the fair value of the embedded conversion option	(2,945)
Balance at March 31, 2026	$8,335

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2025	55.40-56.40%	3.92-4.07%	0%	0.84-1.17
At March 31, 2026	59.50-70.60%	3.71-3.71%	0%	0.42-1.00

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

Series A Convertible Preferred Stock

During the nine months ended March 31, 2026 and 2025, there were no issuances of Series A Convertible Preferred Stock and as at March 31, 2026 and June 30, 2025, no shares were outstanding.

Series B Convertible Preferred Stock

During the nine months ended March 31, 2026 and 2025, there were no issuances of Series B Convertible Preferred Stock. As of March 31, 2026 and June 30, 2025, 11,693 shares were outstanding.

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

As of March 31, 2026 and June 30, 2025, no shares were outstanding.

Common Stock

During the nine months ended March 31, 2026 and 2025, there were no issuances of Common Stock and at March 31, 2026 and June 30, 2025, 73,457,857 and 73,457,857 shares were outstanding, respectively.

On September 20, 2024, the Company changed the par value of its common stock from $0.0001 to $0.001. This change did not affect the number of shares issued and outstanding. A $65 thousand reclassification was recorded between common stock and additional paid-in capital, with no impact on total equity or earnings.

NOTE 10 - STOCK OPTIONS AND WARRANTS

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

On February 13, 2026, the Board approved the grant of 3.7 million Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan with an exercise price of $0.37 per share (the “Awards”). These ISOs have not yet been granted as of March 31, 2026.

Below is a table summarizing the changes in stock options outstanding for the nine months ended March 31, 2026:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2025	3,372,639	7.59 years	$0.56	$-
Options exercisable as of June 30, 2025	1,366,042	5.22 years	$0.51	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,905,000)	-	-	$-
Options outstanding as of March 31, 2026	1,467,639	8.05 years	$0.58	$-
Options exercisable as of March 31, 2026	716,667	7.10 years	$0.53	$-

The Company utilized the Black-Scholes valuation model for estimating fair value of the options. Each grant was evaluated based upon assumptions at the time of the grant.

As of March 31, 2026, all outstanding stock options were issued according to the Company’s 2023 Plan. There are 16,782,361 unissued shares of common stock available for future issuance under the 2023 Plan.

During the three months ended March 31, 2026, the Company issued warrants to a third-party advisor as compensation for services pursuant to an advisory agreement. Under the agreement, the advisor is entitled to a monthly cash retainer of $10,000; however, the Company may elect to settle the monthly advisory fee through the issuance of warrants in lieu of cash compensation. For any month in which the Company elects equity settlement, the advisor receives warrants for such number of shares having a gross dollar value equal to $20,000, determined based on the closing market price of the Company’s common stock on the applicable grant date.

During the three months ended March 31, 2026, the Company elected to compensate the advisor through issuance of warrants rather than cash payments. Each monthly warrant tranche represents compensation for advisory services to be provided during the applicable monthly service period and vests independently on a month-by-month basis. The warrants are exercisable immediately upon vesting, expire five years from issuance, and contain provisions related to cashless exercise, anti-dilution adjustments, down-round protection, fractional share settlement, and beneficial ownership limitations.

During the three months ended March 31, 2026, the Company issued warrants to purchase an aggregate of 51,283 shares of common stock with exercise prices determined based on the closing market price of the Company’s common stock on the applicable grant date. The Company recognized share-based compensation expense of approximately $10 thousand related to the warrants during the period, which was recorded within operating expenses with a corresponding increase to additional paid-in capital.

The Company evaluated the warrants under ASC 718, Compensation—Stock Compensation, ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded the warrants qualify for equity classification. The Company determined that the warrants are indexed to the Company’s own stock and do not require or permit net cash settlement by the Company, other than de minimis cash settlement related to fractional shares. Additionally, the down-round protection feature qualifies for the scope exception under ASU 2017-11 and therefore does not preclude equity classification. As the warrants are classified as equity instruments, the awards are not subsequently remeasured after the applicable grant date.

The Company measures each monthly warrant tranche at grant-date fair value using the Black-Scholes option pricing model. Significant assumptions utilized in the valuation include expected volatility, expected term, risk-free interest rate, expected dividend yield, and the market price of the Company’s common stock on the grant date. Expected volatility was estimated using the historical volatility of comparable publicly traded gaming and sports wagering companies over a period consistent with the expected term of the warrants. The weighted-average assumptions utilized in the Black-Scholes valuation model were as follows: expected volatility of 53.7%, expected term of 5.0 years, risk-free interest rate of 3.72%, and expected dividend yield of 0%.

The following table summarizes warrant activity for the three months ended March 31, 2026:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – beginning of period	10,050,000	$0.25
Granted	51,283	$0.39
Exercised	—	—
Expired / Cancelled	—	—
Outstanding – end of period	10,101,283	$0.25

As of March 31, 2026, all outstanding warrants were exercisable and had a weighted average remaining contractual life of approximately 2.5 years.

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

On October 3, 2025, the Company granted 973,058 RSUs. Stock-based compensation expense related to RSUs was approximately $204 thousand for the nine months ended March 31, 2026 and is included in general and administrative expenses. As of March 31, 2026, unrecognized compensation cost related to unvested RSUs was approximately $1.4 million, which is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies are as follows:

Surety Bond

During May 2023, the Company was issued $0.5 million in an annual surety bond and during May 2024 and May 2025, this surety bond was renewed with the same terms. The surety bond is held for Tennessee Sports Wagering Council for use and benefit in order for the Company to satisfy state license requirements. There have been no claims against such bonds through March 31, 2026.

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

On March 31, 2025, the Company’s online gaming services were approved for users to play in the state of West Virginia, however, as of March 31, 2026, the West Virginia Lottery Commission had not yet approved the Operations Agreement.

On October 24, 2025, the Company received a notice of termination under its West Virginia market access Agreement and a demand for an early termination fee. The Company disputes the validity of the termination and the associated fee demand. The Company completed mediation with the counterparty; however, the parties did not reach a resolution, and settlement discussions remain ongoing. As of the date of this filing, the outcome of the matter is not determinable, and no liability has been recorded. The Company cannot reasonably estimate the likelihood or amount of any potential loss at this time.

Player Account Management Services Agreement

On February 7, 2025, the Company entered into a Player Account Management Services Agreement for a term of four years to enhance its online gaming platform offerings. The terms of the agreement call for a combination of upfront fees as well as monthly platform fees that will vary based upon monthly net gaming revenues.

Software defect

In August, 2025, the Company encountered a software defect (the “Defect”) impacting its internal information technology (“IT”) infrastructure and applications. Upon detecting the Defect, the Company promptly took steps to contain and remediate the Defect and initiated an investigation. The Defect has been addressed and corrected. Based on the Company’s investigation findings to date, the Defect resulted in unauthorized player withdrawals that were processed by the Company’s external payment processor vendor in the amount of approximately $200 thousand. The Company has notified applicable regulators as required and is in the process of recouping these funds from the implicated individuals in accordance with applicable law. As of the date of this filing, the Company has recouped approximately $30 thousand of these unauthorized withdrawals. The Company remains committed to pursuing recovery through available legal channels and continues to evaluate and pursue claims against the individuals involved. Due to the uncertainty inherent in these efforts, the Company cannot reasonably estimate the timing or amount of any additional recoveries that may ultimately be realized.

As of March 31, 2026, the Company has recorded player receivables related to this matter totaling approximately $84 thousand, net of a 50% collection allowance, within other current assets on the condensed consolidated balance sheet.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Former Chief Financial Officer:

On February 19, 2024, the Company amended its $1.7 million promissory note with John Linss (former CFO and board member) and his wholly owned Corespeed, LLC. The amendment required a $425 thousand payment on February 27, 2024, with the remaining balance payable in 24 equal monthly installments of $60 thousand beginning April 1, 2024. The amended maturity date is the earlier of April 1, 2026, five days following an uplisting, or upon a change of control. The principal balance of this note was repaid in full during the three months ended March 31, 2026.

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

During the nine months ended March 31, 2026 and 2025, the Company borrowed approximately $8.5 million and $8.5 million under the revolving facility, respectively.

Transactions with Entities Under Common Control:

In October 2025, the Company entered into arrangements with entities under common control, FuzeBox AI, Inc. and Eagle II, LLC, dba Loop TV, each of which is controlled by the Company’s majority shareholder and the Company’s CEO, to provide administrative, technology and operational support services. The Company recorded related-party receivables totaling $722 thousand, of which $595 thousand related to services provided to FuzeBox AI, Inc. and $127 thousand related to services provided to Loop TV. As of March 31, 2026, these amounts remained outstanding and are included in related-party receivables on the accompanying unaudited condensed consolidated balance sheet.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Sub-topic 855-10, the Company has analyzed its operations subsequent to March 31, 2026, to the date these unaudited condensed consolidated financial statements were issued, and as of May 14, 2026, there were no other material subsequent events to disclose in these unaudited condensed consolidated financial statements with the exception of the events below.

Additional borrowings:

Subsequent to the period end, and through May 14, 2026, the Company borrowed an additional $944 thousand under the new Discretionary Non-Revolving Line of Credit Demand Note with Excel Family Partners, LLLP.

Warrants:

On April 6, 2026, the Company issued a warrant to a third-party advisor in connection with an advisory agreement. The warrant is exercisable for up to 66,667 shares of the Company’s common stock at an exercise price of $0.30 per share and has a term of five years from the date of issuance. On May 6, 2026, the Company issued a warrant to a third-party advisor in connection with an advisory agreement. The warrant is exercisable for up to 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share and has a term of five years from the date of issuance. The warrants include customary provisions, including cashless exercise and anti-dilution adjustments, including a down-round feature.

The Company evaluated the warrants under ASC 480 and ASC 815-40 and concluded the warrants qualify for equity classification. Accordingly, the warrants will be accounted for as equity-classified share-based payment awards under ASC 718 and measured at grant-date fair value, with compensation expense recognized over the applicable service periods.

Discontinuance of sports wagering operations:

Subsequent to March 31, 2026, the Company made the decision to discontinue its sports wagering operations. As of March 31, 2026, the Company’s wagering operations remained active, no formal plan of disposal had been implemented, and the Company had not notified the Tennessee Sports Wagering Council (“SWC”), which approval is required prior to initiating a wind-down of operations.

On April 6, 2026, the Company formally notified SWC of its intent to discontinue wagering operations. Following receipt of regulatory approval in mid-April 2026, the Company initiated wind-down activities, including the cessation of wagering operations and communication with customers and vendors.

As part of the wind-down process, the Company implemented a player withdrawal program requiring customers to withdraw account balances by May 10, 2026. The Company is in the process of settling remaining player liabilities and vendor obligations in connection with the wind-down.

In addition, the Company has begun transitioning certain operational activities and vendor relationships to affiliated entities under common control.

The decision to discontinue wagering operations represents a significant strategic shift and is expected to impact the Company’s future operations. However, because these events occurred subsequent to March 31, 2026, no adjustments have been made to the accompanying financial statements.

The Company is continuing to evaluate the financial reporting implications of the wind-down, including potential classification as discontinued operations in future periods.

Following the wind-down of our sportsbook operations, we intend to transition our business model toward enterprise-focused offerings, including artificial intelligence consulting services, development of a fan engagement and data intelligence platform, and data analytics and marketing optimization solutions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

VIP Play, Inc. (the “Company,” “we”, “us” and “our”), formerly known as KeyStar Corp. prior to September 20, 2024, was incorporated on April 16, 2020, under the laws of the State of Nevada. We are a mobile technology company that has historically focused on delivering digital sports wagering experiences through a proprietary, cloud-native platform.

We previously operated a mobile sportsbook platform in Tennessee, where we were licensed to offer mobile sports betting. In West Virginia, we previously received interim approval for an iGaming and mobile sports betting license in connection with a potential expansion of our gaming operations; however, operations never commenced, and the interim approval has since expired.

Subsequent to March 31, 2026, we initiated a wind-down of our sports wagering operations following regulatory approval from the Tennessee Sports Wagering Council (“SWC”). These operations represent substantially all of our historical revenue. We expect to complete the wind-down of these operations by the end of May 2026.

In connection with this transition, we currently estimate that we will incur costs of $2.0 million to $2.5 million, primarily related to contractual termination costs associated with technology and service provider agreements. These estimates are preliminary and subject to change as the wind-down progresses.

Following the wind-down of our sportsbook operations, we intend to transition our business model toward enterprise-focused offerings, including artificial intelligence consulting services, development of a fan engagement and data intelligence platform, and data analytics and marketing optimization solutions.

We have limited operating history in these new business areas, and there can be no assurance that we will successfully execute this strategic transformation, develop commercially viable products, secure enterprise clients, or achieve profitability sufficient to replace our historical gaming revenue.

We expect this transition to negatively impact our near-term revenue and operating results and may result in a period of reduced or limited revenue as we develop our new business lines.

On December 10, 2024, we entered into a Casino and Sportsbook Online Operations Agreement with a license holder in West Virginia. This agreement granted us the right to seek and obtain licenses from the appropriate governing authority to offer and operate interactive online gaming services in West Virginia via the Internet, mobile or other remote or electronic device or data network. On March 31, 2025, we received interim approval on our West Virginia i-Gaming and Sports Wagering Management Service Provider License; however, operations never commenced in West Virginia, and the related Operations Agreement was not approved by the West Virginia Lottery Commission. The interim approval has since expired. Subsequent to March 31, 2026, in connection with the wind-down of our sports wagering operations, we are evaluating our plans with respect to West Virginia and related agreements, including certain contractual matters that remain in dispute. See Note 12 – Commitments and Contingencies.

Our product offering historically included a modern sportsbook with differentiated wager types, sweepstakes contests, and socially integrated features designed to enhance player engagement. We have operated in compliance with applicable regulatory frameworks in each jurisdiction.

We began operations in June 2023.

On May 7, 2025, we received regulatory approval from the state of Tennessee to launch our VIP Play brand application. On May 8, 2025, we began a “soft launch” of the VIP Play application and on May 12, 2025, we executed our official launch. The ZenSports brand and app were discontinued on April 28, 2025.

Our business is a mobile app and online-based technology platform with no demand for a physical storefront location. The website for our business is https://www.viplayinc.com. The information on our website is not incorporated by reference into this Quarterly Report. Our headquarters address is: 8400 W. Sunset Rd., Suite 300, Las Vegas, NV 89113. Our phone number is: (866) 783-9435.

Results of Operations for the Three Months Ended March 31, 2026, and 2025

Gaming Revenues and Costs of Revenues

For the three months ended March 31, 2026 and 2025, the Company generated gaming revenues of $102 thousand and $1 thousand, respectively. The $101 thousand increase in gaming revenues during the 2026 period was primarily attributable to increased operating activity following the launch of the Company’s VIP Play application in May 2025, including increased player engagement and deposit activity supported by expanded payment processing capabilities.

Revenue for the three months ended March 31, 2025 was minimal, reflecting reduced operating activity on the Company’s legacy platform. While the ZenSports application remained in service during the period, the Company had ceased further development and was transitioning to its new VIP Play application, which did not commence operations until May 2025.

For the three months ended March 31, 2026 and 2025, we had costs of revenues of $415 thousand and $143 thousand, respectively. Our costs of revenues increased by approximately $272 thousand during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to increased costs related to platform fees incurred in connection with the new Player Account Management Services Agreement entered into in February 2025.

Operating Expenses

Salaries and wages of $1.3 million were incurred during the three months ended March 31, 2026, compared to $956 thousand during the three months ended March 31, 2025. The approximately $385 thousand increase is primarily due to increased headcount, including 3 new executives in June 2025.

Depreciation and amortization for the three months ended March 31, 2026, and 2025 were $125 thousand and $1 thousand, respectively. The increase of approximately $124 thousand is primarily attributable to amortization of the Company’s internally developed VIP Play application, which was placed into service in May 2025. Prior to being placed into service, costs associated with the development of the application were capitalized and not subject to amortization.

Sales and Marketing for the three months ended March 31, 2026, and 2025 were $124 thousand and $412 thousand, respectively. The approximately $288 thousand decrease is principally related to a shift in marketing strategy toward lower-cost digital and social media channels during the current period, resulting in reduced overall marketing spend compared to the prior year period.

General and administrative expenses for the three months ended March 31, 2026 and 2025 were $503 thousand and $456 thousand, respectively. The increase of approximately $47 thousand was primarily attributable to higher accounting and audit fees, including incremental costs associated with the Company’s auditor transition and increased involvement of audit specialists related to the valuation of derivative liabilities. The increase was also related to a new advisory agreement entered into during the period.

Other Expenses

Total other expenses for the three months ended March 31, 2026, and 2025 were $9.0 million and $3.2 million, respectively.

The approximately $5.8 million increase is primarily due to a loss on the change in fair value of the derivative liability of $8.1 million for the three months ended March 31, 2026 as compared to a loss of $2.4 million for the three months ended March 31, 2025. The derivative is related to a conversion feature associated with the line of credit and convertible debt which is remeasured each reporting period.

In addition, interest expense – related party for the three months ended March 31, 2026 increased by approximately $203 thousand compared to the three months ended March 31, 2025. The increase was primarily attributable to higher average outstanding borrowings under the Company’s related party line of credit during the current period.

Interest expense decreased by approximately $78 thousand during the three months ended March 31, 2026 primarily due to the debt discount being fully amortized during the three months ended December 31, 2025 for the convertible notes as well as the repayment of a $500 thousand convertible note in October 2025.

Net Loss

Our net loss for the three months ended March 31, 2026 was $11.4 million, compared to a net loss of $5.2 million for the three months ended March 31, 2025. The $6.2 million increase was driven primarily by an $8.1 million non-cash loss on the change in fair value of our derivative liability, which is remeasured each reporting period and is sensitive to changes in our common stock price and other valuation inputs. Excluding the impact of this non-cash derivative remeasurement, our net loss for the three months ended March 31, 2026 would have been approximately $3.3 million, compared to approximately $2.7 million for the three months ended March 31, 2025, with the remaining increase primarily attributable to higher salaries and wages associated with expanded headcount and higher interest expense on increased borrowings under our related party line of credit.

Results of Operations for the Nine Months Ended March 31, 2026, and 2025

Gaming Revenues and Costs of Revenues

For the nine months ended March 31, 2026 and 2025, we had gaming revenues of $178 thousand and $18 thousand, respectively. Gaming revenue for the nine months ended March 31, 2026 increased by approximately $160 thousand compared to the nine months ended March 31, 2025. The increase was primarily attributable to the launch and ramp-up of the Company’s VIP Play application in May 2025, which resulted in increased player activity and wagering volumes during the current period. In addition, the Company’s implementation of an external payment processor, including the introduction of debit card funding options, contributed to increased customer spending activity. The prior year period also included reduced operating activity as the Company transitioned between platforms, contributing to lower comparative revenues.

For the nine months ended March 31, 2026 and 2025, we had costs of revenues of $874 thousand and $347 thousand, respectively. Our costs of revenues increased by approximately $527 thousand during the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025 primarily due to increased costs related to platform fees incurred in connection with the new Player Account Management Services Agreement entered into in February 2025.

Operating Expenses

Salaries and wages of $4.2 million were incurred during the nine months ended March 31, 2026, compared to $3.0 million during the nine months ended March 31, 2025. The approximately $1.2 million increase is primarily due to increased headcount, including three new executives in June 2025.

Depreciation and amortization for the nine months ended March 31, 2026 and 2025 were $313 thousand and $955 thousand, respectively. The decrease of approximately $642 thousand was primarily attributable to amortization of the Company’s legacy ZenSports platform during the prior year period, which had a higher carrying value and was fully amortized through December 2024. In contrast, amortization in the current period relates primarily to the Company’s VIP Play application, which was placed into service in May 2025 and therefore reflects only a partial period of amortization.

Impairment of developed technology and tradename for the nine months ended March 31, 2026, and 2025 were $0 and $5.9 million, respectively. The decrease of $5.9 million is attributable to an impairment charge recognized in the prior year period related to the Company’s legacy ZenSports platform and associated tradename.

Sales and marketing expenses for the nine months ended March 31, 2026 and 2025 were $561 thousand and $920 thousand, respectively. The decrease of approximately $359 thousand was primarily attributable to a shift in marketing strategy toward lower-cost digital and social media channels during the current period, resulting in reduced overall marketing spend compared to the prior year period.

General and administrative costs for the nine months ended March 31, 2026, and 2025 were $1.9 million and $2.1 million, respectively. The approximately $196 thousand decrease was primarily due to a decrease in accounting and auditing fees during the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025 due the timing of audit services provided. The decrease was also due to a decrease in consulting fees for advisory agreements that ended during the year ended June 30, 2025, as well as a decrease in legal fees due to higher fees in the comparative period related to the review of potential new state jurisdictions for expansion of our sports betting operations. The total decrease was partially offset by an increase in operating expense due to the recognition of an allowance for estimated losses related to the payment processing incident that occurred during the nine months ended March 31, 2026.

Other Income (Expenses)

Total other income for the nine months ended March 31, 2026 was $534 thousand and total other expense for the nine months ended March 31, 2025 was $3.3 million, respectively.

The approximately $3.8 million increase is primarily due to a gain on the change in fair value of the derivative liability of $3.0 million as compared to a loss on the change in fair value of the derivative liability of $415 thousand. The derivative is related to a conversion feature associated with the line of credit and convertible debt which is remeasured each reporting period.

In addition, interest expense – related party for the nine months ended March 31, 2026 decreased by approximately $208 thousand compared to the nine months ended March 31, 2025. The decrease was primarily attributable to the absence of debt discount amortization in the current period, as the related discount was fully amortized in the prior year period. This decrease was partially offset by higher average outstanding borrowings under the Company’s related party lines of credit during the current period.

Interest expense decreased by approximately $223 thousand during the nine months ended March 31, 2026 primarily due the debt discount being fully amortized during the nine months ended March 31, 2026 for the convertible notes as well as the repayment of a $500 thousand convertible note in October 2025.

Net Loss

Our net loss for the nine months ended March 31, 2026 was $7.1 million and our net loss for the nine months ended March 31, 2025 was $16.4 million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity include funds generated by operations, levels of accounts payable and accrued expenditures, and capital expenditures, including costs associated with internally developed software.

As of March 31, 2026, we had total current assets of $2.8 million, total current liabilities of $42.3 million, and a working capital deficit of $39.5 million. Net cash used in operating activities was $7.2 million during the nine months ended March 31, 2026, compared to $7.8 million during the nine months ended March 31, 2025. The decrease in net cash used was primarily attributable to a lower net loss in the current period and non-cash gains related to changes in the fair value of derivative liabilities. In addition, the prior year period included significant non-cash charges, including impairment of intangible assets and amortization of debt issuance costs, which did not recur in the current period. These favorable impacts were partially offset by changes in working capital, including increases in related party receivables and higher cash outflows associated with player balances, as well as changes in accrued expenses.

Net cash used in investing activities decreased by approximately $222 thousand during the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to lower capitalized software development costs. During the prior year period, the Company was actively capitalizing development costs related to its legacy ZenSports platform, whereas in the current period development activity was reduced following the cessation of development on the legacy platform and the placement of the VIP Play application into service in May 2025.

Net cash provided by financing activities decreased by approximately $953 thousand during the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The decrease was primarily attributable to proceeds from the issuance of common stock in the prior year period, which did not recur in the current period, as well as repayments of convertible debt during the current period.

As of March 31, 2026, the Company had a working capital deficit of $39.5 million, recurring losses from operations, and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these unaudited condensed consolidated financial statements.

Subsequent to March 31, 2026, the Company initiated a wind-down of its sports wagering operations following regulatory approval from the Tennessee Sports Wagering Council (“SWC”), which is expected to significantly impact future revenue-generating activities and change the Company’s future operations and capital requirements.

The Company’s ability to continue operations is dependent upon, among other things, its ability to obtain additional financing and manage operating costs during and following the wind-down process. Management’s plans include seeking additional capital through debt and/or equity financings, reducing certain operating costs as wagering activities are discontinued, and evaluating alternative business strategies. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Form 10-K for the fiscal year ended June 30, 2025, management identified a material weakness in internal control over financial reporting related to:

●	Limited segregation of duties due to the size of the accounting staff;
●	Insufficient review controls over certain complex accounting estimates; and
●	Insufficient information technology controls to prevent or detect, on a timely basis, unauthorized access to certain financial reporting systems.

Remediation Efforts

During the nine months ended March 31, 2026, management continued remediation efforts to address the identified material weakness. These efforts included:

●	Enhancing segregation of duties through reassignment of responsibilities and implementation of compensating controls, including independent review and approval of key transactions;
●	Implementing formal review controls and documentation requirements over significant and complex accounting areas, including revenue recognition, complex financing transactions, and income tax accounting; and
●	Strengthening information technology controls, including user access restrictions, periodic access reviews, and formalized procedures for provisioning and modifying access.

Management has designed and implemented these enhanced controls and has performed and continued testing of their operating effectiveness through the quarter ended March 31, 2026. Based on this testing, management believes the controls are designed appropriately and are operating effectively and have significantly improved the Company’s internal control over financial reporting. However, the controls have not been in operation for a sufficient period of time to conclude that the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes relate to the remediation activities described above, including the implementation of enhanced review controls, compensating controls for segregation of duties, and improvements to information technology controls.

PART II - OTHER INFORMATION

Item 6. Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws	10-Q	3.3	11/08/2024
4.1*	Form of Common Stock Purchase Warrant of VIP Play, Inc. issued to third party advisor
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP PLAY, INC.
(Registrant)

Date: May 14, 2026

	By:	/s/ Amy Weiss
Amy Weiss
Chief Accounting Officer
(Principal Financial Officer)

