Form 10-K
period 2026-06-30
VIP Play, Inc.
filed 2026-09-29
CIK 1832161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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
☐ Emerging growth company

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6,270,265, based on the closing price of the registrant’s common stock as reported on the OTCQB on such date.

As of September 28, 2026, the registrant had 73,944,386 shares of common stock issued and outstanding.

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

iii

PART I

Item 1. Business

Overview

VIP Play, Inc. (“VIP Play,” the “Company,” “we,” “our,” or “us”) is a Nevada corporation incorporated on April 16, 2020. During the fiscal year ended June 30, 2026, the Company completed a strategic transition from operating an online sportsbook business to focusing on the development of proprietary artificial intelligence (“AI”) technologies, software, and related intellectual property.

Until April 2026, the Company operated an online mobile sportsbook in the State of Tennessee under a Tennessee Sports Gaming Operator license. On April 6, 2026, management approved a plan to discontinue the sportsbook business as part of a broader strategic realignment. Customer wagering operations ceased on April 30, 2026, and the Company’s Tennessee Sports Gaming Operator license expired on May 24, 2026, and was not renewed. The Company also previously received interim regulatory approval in West Virginia in connection with a potential expansion of its gaming operations; however, operations never commenced, the related market access agreement was terminated, and the interim regulatory approval has since expired. Accordingly, the Company no longer conducts sportsbook operations.

Following the exit from the sportsbook business, the Company redirected its resources toward the development of artificial intelligence technologies and software applications. The Company’s current activities are focused on developing proprietary AI platforms, software solutions, and related intellectual property that management believes may be commercialized through licensing arrangements, strategic partnerships, enterprise software offerings, or other technology-based business opportunities.

The Company continues to develop internally created software and related technologies intended to support future commercial applications. As an early-stage technology company, the Company is focused on expanding its intellectual property portfolio, enhancing its software capabilities, and evaluating strategic opportunities that leverage its proprietary technology.

Our principal executive offices are located at 8400 W. Sunset Road, Suite 300, Las Vegas, Nevada 89113. Our website address is www.viplayinc.com. Information contained on our website is not incorporated by reference into this Annual Report.

Corporate History

The Company was formerly known as KeyStar Corp. and changed its name to VIP Play, Inc. on September 20, 2024. In August 2022, the Company acquired ZenSports, Inc., through which it entered the sports wagering business. The Company subsequently operated its sports wagering business under the VIP Play brand until ceasing its gaming operations in April 2026.

Business Strategy

The Company’s strategy is centered on the development of proprietary artificial intelligence technologies that management believes have the potential to address a variety of enterprise software and workflow automation opportunities. During fiscal 2026, management determined that concentrating the Company’s financial and operational resources on AI development represented the most effective long-term strategic direction.

Management intends to continue investing in internally developed software, artificial intelligence technologies, and related intellectual property while evaluating opportunities to commercialize these technologies through licensing arrangements, strategic collaborations, and other commercial relationships.

Because the Company’s AI initiatives remain in the development stage, there can be no assurance regarding the timing or extent of future commercialization or revenue generation.

Technology and Product Development

The Company develops proprietary software using internal personnel and specialized third-party consultants. Development activities include software architecture, artificial intelligence technologies, machine learning applications, workflow automation tools, and other internally developed software designed to support future commercial offerings.

The Company evaluates software development costs for capitalization in accordance with applicable accounting guidance. Costs that do not meet the criteria for capitalization are expensed as incurred.

The Company believes that ownership of proprietary software and related intellectual property will remain an important component of its long-term business strategy.

In June 2026, the Company transferred certain early-stage and pre-production artificial intelligence intellectual property and related development materials to FuzeBox AI, Inc., a related party, in exchange for a secured promissory note. The transferred assets included certain AI platform concepts, methodologies, proof-of-concept materials, development work, documentation, know-how and related rights. The Company continues to develop software and artificial intelligence technologies through its internal personnel and third-party service providers as part of its current technology strategy. See Note 13 — Related Party Transactions to the consolidated financial statements for additional information regarding the transfer.

The Company also utilizes related parties, including FuzeBox AI, Inc. and Eagle II, LLC d/b/a Loop TV, for certain administrative, technology, operational and management support services. Certain personnel and related costs are shared or allocated among the entities, and the Company’s Chief Technology Officer provides services to the Company through FuzeBox AI, Inc. The Company supplements these arrangements with its own employees and other third-party consultants and advisors.

Competition

The markets for artificial intelligence software and technology solutions are highly competitive and rapidly evolving. The Company competes with numerous public and private technology companies, software developers, artificial intelligence platform providers, and emerging technology businesses, many of which possess substantially greater financial, technical, marketing, and operational resources.

Management believes that the Company’s ability to compete will depend primarily upon the quality of its proprietary technology, its ability to develop commercially viable software applications, the protection of its intellectual property, strategic partnerships, and its ability to attract and retain qualified technical personnel.

Government Regulation

Although the Company no longer operates an online sportsbook, its business remains subject to various federal, state, and local laws applicable to technology companies. These include laws relating to intellectual property, privacy, cybersecurity, data protection, employment matters, taxation, and other regulations applicable to software development and technology businesses.

As the Company develops and commercializes new technologies, additional regulatory requirements may become applicable depending upon the nature of future products, services, and jurisdictions in which the Company conducts business.

Intellectual Property

The Company’s business depends substantially upon the development, acquisition, protection, and use of proprietary technology and intellectual property. The Company relies on a combination of trade secrets, copyrights, trademarks, contractual protections, confidentiality agreements, and other proprietary rights to protect its technology and software.

The Company enters into confidentiality and invention assignment agreements with employees, consultants, and contractors involved in software development and seeks to protect its proprietary technology through contractual restrictions and applicable intellectual property laws.

Management believes continued investment in internally developed software and related intellectual property will remain an important element of the Company’s long-term strategy.

Employees

As of June 30, 2026, the Company had five full-time employees. In addition, the Company engages independent consultants and advisors with specialized expertise to support software development, technology, finance, legal, and other corporate functions.

Segments

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates operating performance, allocates resources, and makes strategic decisions based on consolidated financial information. Accordingly, the Company operates as a single operating and reportable segment.

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

Risks Related to Our Business

We have incurred recurring losses from operations, have an accumulated deficit, and there is substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring operating losses since inception and have generated negative cash flows from operations. As of June 30, 2026, we had an accumulated deficit of $72.6 million and limited liquidity. Our independent registered public accounting firm has included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Our ability to continue operations depends upon our ability to obtain additional financing, successfully execute our business strategy, and ultimately generate sufficient cash flows from operations. There can be no assurance that we will be successful in accomplishing these objectives. If we are unable to obtain additional capital when needed, we may be required to significantly reduce or discontinue operations, delay development activities, sell assets, or seek protection under applicable bankruptcy laws.

Our substantial indebtedness to a related party is payable on demand, and a demand for repayment could materially adversely affect our liquidity and ability to continue operations.

As of June 30, 2026, we had approximately $29.8 million of principal outstanding under discretionary line of credit facilities with Excel Family Partners, LLLP, an entity controlled by Bruce Cassidy, our Chairman and majority shareholder, together with approximately $4.8 million of accrued interest. These facilities are payable on demand, and additional advances are made in Excel’s sole discretion. We currently rely on these facilities as a significant source of liquidity. If Excel demands repayment of amounts outstanding or declines to provide additional advances, we may not have sufficient cash to satisfy our obligations or fund our operations and may be required to seek alternative financing, which may not be available on acceptable terms or at all. Such circumstances could materially adversely affect our liquidity, financial condition and ability to continue as a going concern.

We recently transitioned our business strategy, and our future success is uncertain.

During fiscal year 2026, we discontinued our online sportsbook operations and redirected our resources toward the development of artificial intelligence technologies and related software products. Because our continuing business differs significantly from our historical operations, investors have limited information regarding our ability to successfully execute this strategy.

The transition to an AI-focused business involves substantial risks, including developing commercially viable technologies, obtaining customer acceptance, competing against significantly larger companies, protecting proprietary technology, securing adequate financing, and generating sustainable revenues. There can be no assurance that our new business strategy will be successful.

We currently generate no revenue from our AI-focused operations and may never achieve profitability.

Following the discontinuation of our sportsbook business, our continuing operations are focused primarily on developing artificial intelligence technologies and software. We currently generate no revenue from these activities and expect that our future operating results will depend largely upon our ability to successfully commercialize our technology.

Commercialization may require substantial additional investments, strategic partnerships, customer adoption, regulatory compliance, and market acceptance, none of which can be assured.

The markets for artificial intelligence technologies are highly competitive and rapidly evolving.

The artificial intelligence industry is characterized by rapid technological change, evolving customer requirements, frequent introductions of new products, and increasing competition. Many of our current and potential competitors possess substantially greater financial, technical, research, marketing, and operational resources than we do.

If we fail to develop technologies that meet customer needs or fail to respond to technological changes in a timely manner, our competitive position, financial condition, and results of operations could be materially adversely affected.

We may not successfully develop or commercialize our proprietary technology.

Our business strategy depends upon our ability to develop, improve, protect, and commercialize proprietary software and artificial intelligence technologies.

Software development projects frequently encounter delays, unexpected technical challenges, increased costs, changing market demands, and uncertain commercial outcomes. Even if development efforts are completed successfully, customers may not adopt our products or services.

Our business depends upon our intellectual property.

Our future success depends substantially upon our ability to protect and maintain rights to the proprietary technology used in our business. We rely on copyrights, trademarks, trade secrets, contractual protections, confidentiality agreements and other intellectual property rights. In addition, our Chief Executive Officer retains ownership of certain specified artificial intelligence-related intellectual property developed before his employment with us or further developed during his employment outside the scope of his work for us. Any dispute regarding the ownership, scope or use of intellectual property, or unauthorized disclosure, reverse engineering or independent development by competitors, could reduce the value of our technology or adversely affect our ability to develop and commercialize our products.

We rely on third-party vendors and service providers.

Our operations depend upon third-party providers for cloud infrastructure, software development tools, cybersecurity services, data hosting, and other critical technologies.

Interruptions, security incidents, financial instability, or termination of relationships with these providers could adversely affect our ability to develop or operate our technology.

Cybersecurity incidents could materially harm our business.

Our business relies upon information technology systems and the protection of confidential information.

Cybersecurity threats continue to increase in frequency and sophistication. Unauthorized access, ransomware attacks, data breaches, denial-of-service attacks, or other cybersecurity incidents could result in business interruption, reputational damage, litigation, regulatory investigations, increased costs, or loss of proprietary information.

We depend upon key members of management.

Our success depends significantly upon the continued services of our executive officers and other key personnel.

The loss of any key employee or an inability to attract and retain qualified technical, operational, or management personnel could adversely affect our business.

Our business includes significant related-party transactions.

We engage in significant transactions and arrangements with related parties, including FuzeBox AI, Inc. and Eagle II, LLC d/b/a Loop TV. These arrangements include the sharing of administrative, technology, operational and management services and the allocation of certain personnel costs. In addition, during fiscal 2026 we transferred certain early-stage artificial intelligence intellectual property to FuzeBox AI, Inc. in exchange for a secured promissory note, and our Chief Technology Officer provides services to us through FuzeBox AI, Inc. These relationships may create actual or perceived conflicts of interest and may result in our dependence on related parties for certain personnel, technology and support services. If these relationships change, are terminated, or result in disputes, our operations, liquidity or ability to execute our business strategy could be adversely affected.

Future disputes or changes in these relationships could adversely affect our liquidity, operations, or financial condition.

We are involved in an unresolved dispute with Wheeling Island Gaming, Inc. relating to the termination of our Casino and Sportsbook Online Operations Agreement, which could result in significant liability and adversely affect our financial condition.

On October 24, 2025, Delaware North/Wheeling Island Gaming, Inc. (“Wheeling Island”) terminated its Casino and Sportsbook Online Operations Agreement with us and demanded payment of a $4.5 million termination fee. The agreement had not been approved by the West Virginia Lottery Commission because it contained provisions that would have provided us with ownership of certain customer data, and a representative of the Commission advised us that such provisions were contrary to West Virginia law. We dispute Wheeling Island’s position that a termination fee is due. Wheeling Island has prepared, but as of September 17, 2026 had not filed, an arbitration complaint against us. The parties have engaged in settlement discussions but have not reached an agreement.

If Wheeling Island commences arbitration or other proceedings against us, we may incur significant legal fees and other costs in defending the matter, regardless of its ultimate outcome. If the dispute is resolved adversely to us, we could be required to pay all or a substantial portion of the $4.5 million termination fee sought by Wheeling Island, as well as potentially other amounts, which could have a material adverse effect on our liquidity, financial condition and results of operations. In addition, any settlement of the dispute could require us to make a significant payment. There can be no assurance that we will prevail in the dispute or that any settlement will be reached on terms favorable to us.

Risks Related to Regulation

Future laws regulating artificial intelligence, privacy, cybersecurity, or data protection could adversely affect our business.

Artificial intelligence technologies continue to receive increasing regulatory attention throughout the United States and internationally.

Future legislation or regulations governing AI, automated decision-making, privacy, cybersecurity, data protection, intellectual property, or related technologies could increase our compliance costs, restrict our business activities, delay commercialization efforts, or otherwise adversely affect our business.

Risks Related to Our Financial Reporting

We have identified material weaknesses in our internal control over financial reporting.

Management has identified material weaknesses in our internal control over financial reporting.

Although we continue implementing remediation measures, there can be no assurance that these efforts will be successful or that additional material weaknesses will not be identified in the future.

Our financial statements require significant estimates and judgments.

Preparation of our financial statements requires management to make estimates involving complex accounting matters, including stock-based compensation, derivative liabilities, accounting for software development costs, impairment analyses, valuation allowances, and other estimates.

Actual results may differ materially from these estimates.

Risks Related to Our Capital Structure

Bruce Cassidy beneficially controls a substantial percentage of our voting power.

Bruce Cassidy beneficially owns a significant percentage of our outstanding voting securities and is therefore able to significantly influence matters requiring stockholder approval, including the election of directors, mergers, financings, amendments to our organizational documents, and other significant corporate actions.

This concentration of ownership may discourage transactions that other stockholders believe would be beneficial.

Future issuances of equity securities may substantially dilute existing stockholders.

We may issue additional shares of common stock, preferred stock, options, warrants, convertible securities, or other equity-linked instruments to raise capital, satisfy contractual obligations, compensate employees or consultants, or complete strategic transactions.

Such issuances could significantly dilute existing stockholders.

Our outstanding convertible debt and related-party financing could result in substantial dilution.

Certain of our outstanding related-party debt instruments contain conversion features that permit Excel Family Partners, LLLP, an entity controlled by our Chairman and principal stockholder, to convert outstanding indebtedness into shares of our common stock at prices determined under the applicable agreements. As of June 30, 2026, approximately $29.8 million of principal was outstanding under our related-party line of credit facilities, certain of which are convertible into shares of our common stock. We also have outstanding warrants, stock options, restricted stock units and other convertible debt. The exercise, vesting or conversion of these securities could result in the issuance of a substantial number of additional shares of our common stock, significantly dilute the ownership interests of existing stockholders and adversely affect the market price of our common stock.

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile.

The market price of our common stock may fluctuate significantly due to factors beyond our control, including changes in operating results, financing activities, market conditions, analyst reports, technological developments, regulatory changes, or general economic conditions.

Our common stock may continue to be considered a penny stock.

Trading in penny stocks is subject to additional regulations that may reduce trading activity and adversely affect liquidity.

We have never paid cash dividends and do not expect to do so.

We have never declared or paid cash dividends and currently intend to retain any future earnings to fund the development and growth of our business.

Future sales of our common stock could adversely affect our stock price.

Sales of substantial amounts of our common stock, or the perception that such sales may occur, could adversely affect the market price of our common stock.

As a Smaller Reporting Company, our public disclosures are less extensive than those of larger public companies.

Because we qualify as a Smaller Reporting Company, we are permitted to provide reduced disclosures in our SEC filings. Investors may therefore receive less information than they would from companies that are not eligible for these accommodations.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established processes designed to identify, assess, manage, and respond to cybersecurity risks that could materially affect its business, operations, or financial condition. These processes are integrated into the Company’s overall enterprise risk management activities and include the implementation of administrative, technical, and physical safeguards intended to protect the confidentiality, integrity, and availability of the Company’s information systems and data.

The Company’s cybersecurity program incorporates policies and procedures designed to monitor network activity, manage access to systems, protect cloud-based infrastructure, respond to security incidents, and periodically evaluate the effectiveness of security controls. The Company also utilizes third-party service providers for certain information technology and cloud infrastructure services and considers cybersecurity risks associated with those providers as part of its overall risk management process.

In August 2025, the Company identified a software defect in its information technology infrastructure that resulted in unauthorized player withdrawals, as further described in Note 12 to the consolidated financial statements. Management evaluated the incident and determined that it did not materially affect the Company’s business strategy, results of operations, or financial condition. The Company has not identified any cybersecurity threats, including as a result of this incident, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

Our Board of Directors (the “Board”) oversees risks from cybersecurity threats as part of its general oversight of our risk management activities. Senior management informs the Board of significant cybersecurity risks and material cybersecurity incidents, as appropriate.

Our cybersecurity program is overseen by senior management, including our Chief Technology Officer (“CTO”), who provides services to us through Fuzebox AI, Inc. The CTO is responsible for overseeing cybersecurity and information technology matters, evaluating information security risks, and coordinating our response to cybersecurity incidents. The CTO has significant technology and engineering experience, including experience with technology solutions in regulated industries, payment solutions, fraud automation and data processing. The CTO communicates with senior management regarding significant cybersecurity risks, emerging threats and cybersecurity incidents, as appropriate.

Assessment and Oversight

The Company periodically evaluates its cybersecurity controls through internal assessments and third-party testing, as appropriate. The Company continually reviews and updates its cybersecurity policies and procedures in response to evolving threats, technological developments, and changes in its business operations.

Item 2. Properties

The Company leases shared office space on a month-to-month basis located at 8400 West Sunset Road, Suite 300, Las Vegas, Nevada 89113, which serves as its principal executive offices.

Management believes its current facilities are adequate to meet its present operating requirements.

Item 3. Legal Proceedings

On October 24, 2025, Delaware North/Wheeling Island Gaming, Inc. (“Wheeling Island”) terminated its Casino and Sportsbook Online Operations Agreement with the Company and demanded payment of a $4.5 million termination fee. The agreement had not been approved by the West Virginia Lottery Commission because it contained provisions that would have provided the Company with ownership of certain customer data, and a representative of the Commission advised the Company that such provisions were contrary to West Virginia law. The Company disputes Wheeling Island’s position that a termination fee is due. Wheeling Island has prepared, but as of September 17, 2026 had not filed, an arbitration complaint against the Company. The parties have engaged in settlement discussions but have not reached an agreement.

For additional information regarding this matter, see Note 12 — Commitments and Contingencies to the consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets Group’s OTCQB Venture Market under the trading symbol “VIPZ.”

Holders of Our Common Stock

As of September 28, 2026, there were 73,944,386 shares of our common stock outstanding, held by approximately 147 stockholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, the number of record holders does not represent the total number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock and currently intend to retain any future earnings to fund the development and growth of our business. Accordingly, we do not anticipate paying cash dividends in the foreseeable future.

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, contractual restrictions, and other factors the Board deems relevant.

Under the Nevada Revised Statutes, we may not declare or pay dividends if, after giving effect to the distribution:

●	we would not be able to pay our debts as they become due in the ordinary course of business; or

●	our total assets would be less than the sum of our total liabilities plus the amount needed to satisfy the preferential rights of shareholders whose rights are senior to those receiving the distribution.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2026, all sales of unregistered securities have previously been reported in Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser repurchased any shares of the Company’s equity securities during the quarter ended June 30, 2026.

Item 6. [Reserved]

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

Overview

During the fiscal year ended June 30, 2026, the Company completed a significant strategic transformation. In April 2026, management approved a plan to discontinue the Company’s Tennessee online sportsbook operations and redirect its resources toward the development of proprietary artificial intelligence (“AI”) technologies, software applications, and related intellectual property. Customer wagering operations ceased on April 30, 2026, and the Company’s Tennessee Sports Gaming Operator license expired on May 24, 2026.

The Company’s current operations consist principally of software development activities, corporate administration, financing activities, and the continued development of proprietary AI technologies. As of June 30, 2026, and through the date of this Annual Report, the Company’s AI and software technologies remained in the development stage and had not generated revenue from commercial operations. The Company continues to develop and evaluate potential applications and commercialization opportunities for these technologies. The timing and extent of commercialization will depend on the successful development of the Company’s technologies and its ability to identify and secure customers and other commercial opportunities. Accordingly, the Company may experience a period of limited or no revenue while these development and commercialization efforts continue, and operating results during this period are not necessarily indicative of future operating performance.

Results of Operations

Gaming Revenue and Cost of Gaming Revenue

Gaming revenue was approximately $184 thousand for the year ended June 30, 2026, compared to negative gaming revenue of approximately $86 thousand for the year ended June 30, 2025. Gaming revenue reflects the Company’s historical online sportsbook operations in Tennessee, which ceased accepting customer wagers on April 30, 2026.

Cost of gaming revenue was approximately $1.2 million for the year ended June 30, 2026, compared to approximately $510 thousand for the year ended June 30, 2025. The increase primarily reflects gaming platform costs, including fees paid to Kambi as the betting service provider for the VIP Play application, as well as promotional and bonus-bet costs, payment processing fees, and other direct gaming costs incurred through the wind-down of the sportsbook operations. As a result, the Company incurred a net gaming loss of approximately $1.0 million during fiscal 2026 compared to approximately $596 thousand during fiscal 2025.

The Company ceased its sportsbook operations during fiscal 2026 and does not expect to generate gaming revenue from these operations in future periods. The cessation of the Company’s sportsbook operations did not meet the criteria for presentation as discontinued operations under ASC 205-20; accordingly, the historical results of the sportsbook operations are included in continuing operations for all periods presented.

Salaries and Wages

Salaries and wages increased to approximately $5.2 million for the year ended June 30, 2026 from approximately $4.5 million during the prior year.

The increase was primarily attributable to personnel costs associated with the Company’s software development activities, including artificial intelligence initiatives, together with stock-based compensation recognized during the year.

General and Administrative Expenses

General and administrative expenses increased to approximately $3.8 million for the year ended June 30, 2026, compared to approximately $2.6 million for the prior year, primarily due to a $1.2 million write-off of prepaid assets related to the Company’s gaming operations. General and administrative expenses otherwise primarily consist of public company costs, professional fees, consulting expenses, insurance, and other corporate overhead.

Depreciation and Amortization

Depreciation and amortization expense decreased to approximately $458 thousand for the year ended June 30, 2026 from approximately $993 thousand during the prior year.

Asset Impairment

The Company recognized impairment expense of approximately $831 thousand during the year ended June 30, 2026, related to the developed technology and other intangible assets associated with the Company’s VIP Play gaming application, compared to approximately $5.9 million during the year ended June 30, 2025, related to the intangible assets associated with the Company’s former ZenSports application.

Sales and Marketing

Sales and marketing expense totalled approximately $590 thousand during fiscal 2026 compared to $1.1 million during fiscal 2025. The decrease was primarily attributable to reduced marketing and promotional activities associated with the Company’s sportsbook operations as those operations were wound down during fiscal 2026.

Interest Expense

Interest expense and related-party interest expense remained significant during fiscal 2026 as the Company continued to rely on related-party financing and convertible debt to fund operations.

Interest expense totalled approximately $173 thousand, while related-party interest expense totalled approximately $3.2 million during the current year, compared to approximately $483 thousand and $3.0 million, respectively, during the prior year.

Gain on Change in Fair Value of Derivative Liabilities

The Company recognized a gain on the change in fair value of derivative liabilities of approximately $5.7 million during fiscal 2026 compared to approximately $47 thousand during fiscal 2025.

The derivative liabilities arise from embedded conversion features associated with certain related-party line of credit arrangements and convertible promissory notes. These liabilities are remeasured at fair value each reporting period, with changes recognized in earnings. The increase in the gain during fiscal 2026 primarily resulted from changes in the estimated timing and economics of conversion under the underlying instruments, which reduced the estimated fair value of the derivative liabilities, partially offset by changes in other valuation assumptions, including expected volatility. The resulting gain was noncash.

Net Loss

Net loss for fiscal 2026 totalled approximately $9.5 million, compared to approximately $19.2 million during fiscal 2025.

The decrease in net loss was primarily attributable to the approximately $5.7 million non-cash gain recognized on the change in fair value of derivative liabilities during fiscal 2026 and the decrease in impairment expense from approximately $5.9 million in fiscal 2025 to approximately $0.8 million in fiscal 2026. These decreases were partially offset by an approximately $1.2 million increase in general and administrative expenses associated with the write off of gaming-related prepaid assets recognized during fiscal 2026 and higher salaries and wages.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash to fund its operations, satisfy its obligations, and support future business activities. During the year ended June 30, 2026, the Company completed the strategic exit of its Tennessee sportsbook operations and redirected its resources toward the development of artificial intelligence technologies, software applications, and related intellectual property. As a result, the Company’s future liquidity requirements are expected to be driven primarily by software development activities, corporate operating expenses, working capital requirements, and investments in new technologies.

As of June 30, 2026, the Company had current assets of approximately $887 thousand, current liabilities of $42.2 million, and a working capital deficit of $41.3 million, compared to current assets of $2.9 million, current liabilities of $35.5 million, and a working capital deficit of $32.7 million as of June 30, 2025.

Management expects to continue funding operations through a combination of cash on hand, borrowings under related-party financing arrangements, primarily with Excel Family Partners, LLLP, and additional capital raising activities as necessary. The Company is dependent on continued related-party financing to fund a significant portion of its operating and liquidity needs. If such financing were reduced, terminated, or otherwise unavailable, the Company would need to obtain alternative sources of financing and/or reduce or delay expenditures, including expenditures related to its software development activities. There can be no assurance that related-party or other financing will continue to be available on acceptable terms, or at all.

Operating Activities

Net cash used in operating activities during the year ended June 30, 2026 was $8.9 million, compared to $10.4 million during the year ended June 30, 2025.

Operating cash flows primarily reflected the Company’s net loss, adjusted for significant non-cash items, including gains from changes in the fair value of derivative liabilities, stock-based compensation, depreciation and amortization, and changes in working capital accounts. Cash used in operating activities also reflected the continued funding of corporate operations and software development activities.

Investing Activities

Net cash used in investing activities during the year ended June 30, 2026 was $406 thousand, compared to $1.0 million during the year ended June 30, 2025.

Investing activities during fiscal 2026 consisted of approximately $338 thousand of capitalized software development costs, primarily related to enhancements to the Company’s sportsbook application, and $68 thousand of other gaming-related intangible assets.

Financing Activities

Net cash provided by financing activities during the year ended June 30, 2026 was $9.0 million, compared to $11.4 million during the year ended June 30, 2025.

Financing activities during fiscal 2026 primarily consisted of approximately $10.2 million of borrowings under the Company’s related-party line of credit and $100 thousand of proceeds from convertible notes, partially offset by approximately $500 thousand of convertible note repayments and $858 thousand of repayments of other notes payable.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2026, the Company had an accumulated deficit of $72.6 million, incurred a net loss of $9.5 million during the year ended June 30, 2026, and used $8.9 million of cash in operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During fiscal 2026, the Company completed the strategic exit of its Tennessee sportsbook operations and redirected its resources toward artificial intelligence technologies, software development, and related intellectual property. Management intends to continue funding operations through existing related-party financing arrangements and additional equity or debt financings while continuing to develop its technology platform and pursue commercialization opportunities.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, generate future cash flows from operations, and successfully execute its business strategy. There can be no assurance that additional financing will be available on acceptable terms, or at all.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Critical Accounting Estimates

The Company’s derivative liabilities are measured at fair value using a Monte Carlo simulation model and are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The valuation requires management to make estimates and assumptions regarding expected stock price volatility, risk-free interest rates, expected term and other contractual terms of the underlying instruments. Changes in these assumptions could result in materially different fair value measurements and corresponding gains or losses recognized in the consolidated statements of operations. See Note 8 — Derivative Liabilities for additional information regarding the valuation methodology and assumptions used.

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment assessment requires management to estimate future undiscounted cash flows and, when applicable, the fair value of the related assets. These estimates involve significant judgment regarding expected future operating performance, useful lives and other assumptions. Changes in these assumptions could result in additional impairment charges. During the year ended June 30, 2026, the Company recognized impairment expense in connection with the cessation of its gaming operations. See Note 4 — Intangible Assets for additional information.

The Company measures stock-based compensation based on the fair value of equity awards. The fair value of stock options and certain warrants is estimated using the Black-Scholes option pricing model, which requires assumptions regarding expected stock price volatility, risk-free interest rates, expected term and dividend yield. Changes in these assumptions could affect the estimated fair value of awards and the amount of compensation expense recognized. See Note 10 — Stock-Based Compensation for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet arrangements.

Emerging Growth Company Status

The Company no longer qualifies as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 15, 2025, the Company dismissed Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm and engaged Frank, Rimerman + Co. LLP (“Frank Rimerman”) as its independent registered public accounting firm, effective immediately. The decision to change independent registered public accounting firms was approved by the Company’s Board of Directors.

Grassi’s audit reports on the Company’s financial statements for the fiscal years ended June 30, 2025 and 2024 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Grassi’s audit reports for each of those fiscal years contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. During those fiscal years and the subsequent interim period through October 15, 2025, there were no disagreements with Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no reportable events, in each case as described in Item 304(a)(1) of Regulation S-K.

During the fiscal years ended June 30, 2025 and 2024 and the subsequent interim period through September 30, 2025, neither the Company nor anyone acting on its behalf consulted with Frank Rimerman regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any matter that was the subject of a disagreement or reportable event as described in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026.

Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026 because the material weakness described below continued to exist.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, management identified a material weakness in internal control over financial reporting related to:

●	limited segregation of duties due to the size of the accounting staff;

●	insufficient review controls over certain complex accounting and financial reporting matters; and

●	insufficient information technology controls to prevent or detect, on a timely basis, unauthorized access to certain financial reporting systems.

The insufficient review controls over complex accounting and financial reporting matters contributed to errors in the Company’s accounting that resulted in revisions to previously issued financials statements, as described in Note 2 to the consolidated financial statements.

Because of this material weakness, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation Activities

During fiscal 2026, management continued implementing measures designed to strengthen the Company’s internal control over financial reporting and address the identified material weakness. These efforts included:

●	utilizing third-party accounting and financial reporting professionals to supplement the Company’s internal accounting resources and provide additional review and technical accounting support in significant and complex accounting areas;

●	enhancing management review and documentation over significant accounting matters, including complex financing transactions, stock-based compensation, impairment assessments, and income tax accounting; and

●	implementing compensating review controls where segregation of duties is limited due to the size of the Company’s accounting staff.

Management believes these measures have strengthened the Company’s financial reporting processes. However, the material weakness will not be considered remediated until the applicable controls have been fully implemented and have operated effectively for a sufficient period of time. Accordingly, the material weakness had not been remediated as of June 30, 2026, and management intends to continue its remediation efforts during fiscal 2027.

Auditor Attestation Report

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because the Company is a non-accelerated filer and is therefore exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2026, management continued implementing the remediation activities described above, including enhanced management review and the use of third-party accounting and financial reporting professionals to supplement the Company’s internal accounting resources. Other than these ongoing remediation activities, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers as of the date of this Annual Report on Form 10-K, their positions with us and the date they were first appointed to such positions.

Name	Age	Position	Date First Appointed
Bruce Cassidy	76	Secretary and Director of the Board	December 17, 2021
Les Ottolenghi	63	Chief Executive Officer, President and Director	June 2, 2025
Jacob Shrader	26	Chief Gaming & Experience Officer	November 1, 2023

Bruce Cassidy: From 2019 to 2025, Mr. Cassidy served as a member of the board of directors of Loop Media, Inc. (OTC: LPTV), a Glendale, California-based multichannel digital platform media company that offers self-curated, premium videos to customers in OOH venues and D2C on their personal in-home and mobile devices. From 2020 to 2025, he served as chairman of the board of Assisted 4 Living Inc. (OTC: ASSF), a Bradenton, Florida-based entity that provides, among other services, daily medical care for medically fragile and chronically ill children. Bruce also currently serves as chairman of the board of Segmint, Inc. He serves as Chairman of the Sarasota Green Group, the Executive Chairman of each of CelebYou LLC and CelebYou Productions, and is on the board of directors of Selinsky Force LLC. He was also the founding investor and served on the board of directors of Ohio Legacy Corp. Previously, Mr. Cassidy was the founder and CEO of Excel Mining Systems from 1991 until its sale in 2007 to Orica Mining Services, and from 2008 to 2009, served as the President and CEO of one of its subsidiaries, Minora North & South Americas. Bruce currently serves as President of The Concession Golf Club in Sarasota, Florida.

Les Ottolenghi: The year prior to joining us, Mr. Ottolenghi served as the Chief Transformation Officer and Commercial Officer of Lee Enterprises, Incorporated. Mr. Ottolenghi currently serves as Chief Executive Officer of FuzeBox AI, Inc. From June 2021 to April 2024, he served as Executive Vice President and Chief Information and Technology officer for Stride Inc., leading the education company’s digital transformation, artificial intelligence and digital products initiatives. Immediately prior to that, he served as Executive Vice President and Global Chief Information Officer for Caesars Entertainment Corp. He also previously served as Global Chief Information Officer for Las Vegas Sands Corp. and Chief Information Officer for Carlson Wagonlit Travel, Inc. Mr. Ottolenghi has been recognized as Chief Information Officer of the year by CIO Magazine, Gartner Group and Computerworld. Also, he co-founded the world’s largest public technology innovation center, BlackFire, in Las Vegas. He received a Bachelor of Arts degree from Duke Trinity College in 1984, and a Master of Business Administration degree from Emory University Goizeuta School of Business in 1994.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of reports filed electronically with the SEC and other information known to us, we believe that all reports required under Section 16(a) during the fiscal year ended June 30, 2026 were timely filed, except that (i) Les Ottolenghi did not timely report one transaction relating to an award of restricted stock units, resulting in one unfiled Form 4 and one unfiled Form 5, and (ii) Bruce Cassidy and his affiliated entity, Excel Family Partners LLLP, did not timely report 46 transactions relating to additional indebtedness under an outstanding line of credit, resulting in 44 unfiled Forms 4 and one unfiled Form 5.

Code of Ethics

We have not yet adopted a written code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Given our relatively small management team and limited number of directors, the Board has historically addressed matters involving ethical conduct and compliance directly. The Board intends to consider the adoption of a formal code of ethics as we continue to develop our corporate governance policies and procedures.

The Board intends to consider the adoption of a formal Code of Ethics as part of the Company’s continuing corporate governance initiatives.

Board Leadership Structure

As of the date of this Annual Report, the Board of Directors consists of two members.

The Board has determined that, given the Company’s current size and stage of development, this leadership structure is appropriate and allows the Board to effectively oversee the Company’s business and strategic direction.

Board Meetings

During the fiscal year ended June 30, 2026, the Board acted through meetings and unanimous written consents in accordance with Nevada law and the Company’s Bylaws.

Director Independence

The Company does not currently have any independent directors as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules, which the Board has adopted as its standard for evaluating director independence.

Audit Committee

The Company does not currently maintain a separately designated Audit Committee. Accordingly, the full Board performs the functions that would otherwise be performed by an Audit Committee.

Audit Committee Financial Expert

Because the Company does not currently have a separately designated Audit Committee, it has not designated an audit committee financial expert as defined under SEC rules.

Compensation Committee

The Company does not currently maintain a Compensation Committee. Compensation decisions are determined by the Board of Directors.

Nominating Committee

The Company does not currently maintain a Nominating Committee. Director nominations are considered by the full Board.

Stockholders wishing to recommend candidates for election to the Board may submit recommendations in writing to the Company’s principal executive offices.

Insider Trading Policy

We have not adopted formal insider trading policies and procedures. Given our relatively small management team and limited number of directors, the Board of Directors has historically addressed matters involving compliance with applicable insider trading laws directly rather than through formal written policies and procedures. As we continue to develop its corporate governance policies and procedures, the Board intends to consider the adoption of formal insider trading policies and procedures.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during our fiscal year ended June 30, 2026; and
(b)	our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of our fiscal year ended June 30, 2026

Summary Compensation Table

Name	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Bruce Cassidy	Secretary and Chairman of the Board (1)	2026	-	-	-	-	-	-
Bruce Cassidy	Chief Executive Officer, Principal Executive Officer and Secretary (1)	2025	-	-	-	-	-	-
Jacob Shrader	Chief Gaming and Experience Officer (2)	2026	235,334	-	-	-	-	235,334
Jacob Shrader	Chief Operations Officer (2)	2025	235,200	14,286	-	21,096	-	270,582
James Mackey	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer (3)	2026	37,630		-	-	-	37,630
James Mackey	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer (3)	2025	299,821	14,286	-	6,884	-	320,991
Les Ottolenghi	Chief Executive Officer, Principal Executive Officer and President (4)	2026	461,733	-	1,529,737	-	-	1,991,470
Les Ottolenghi	Chief Executive Officer, Principal Executive Officer and President (4)	2025	50,000	100,000	275,000	-	10,000	435,000

(1)	Mr. Cassidy was appointed our Chief Executive Officer (CEO) and PEO as of January 4, 2024. He resigned as our CEO and PEO as of June 2, 2025. Mr. Cassidy was appointed our Secretary as of December 17, 2021, and as a member and chairman of the Board as of June 28, 2022.

(2)	Mr. Shrader was appointed our Chief Operations Officer as of November 1, 2023 and then was appointed our Chief Gaming and Experience Officer as of December 2025.

(3)	Mr. Mackey served as our Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Treasurer from March 1, 2024 and through August 8, 2025.

(4)	Mr. Ottolenghi was appointed our Chief Executive Officer, Principal Executive Officer and President as of June 2, 2025. He was appointed as a member of the Board as of November 19, 2025. The fiscal 2026 salary amount includes approximately $45,000 paid by FuzeBox AI and allocated to the Company for services provided by Mr. Ottolenghi to the Company and excludes; $70,000 paid by the Company and allocated to FuzeBox AI for services provided by Mr. Ottolenghi to FuzeBox AI and $15,000 paid by the Company and allocated to Loop TV for services provided by Mr. Ottolenghi to Loop TV.

Narrative to Compensation Table

Bruce Cassidy did not receive any compensation in connection with his prior service as our Chief Executive Officer or Principal Executive Officer. He also does not receive any compensation in connection with serving as our Secretary and Chairman of the Board.

Jacob Shrader receives an annual salary of $235,200. On April 10, 2023, Mr. Shrader was granted 150,000 incentive stock options. The options vested as to 25% of the shares on June 16, 2023 and thereafter vest as to 1/48th of the shares subject to the option on the 16th day of each month, beginning on July 16, 2023, for a period of 36 months, subject to his continued service through each applicable vesting date. On April 22, 2025, Mr. Shrader was granted 275,000 incentive stock options. The options vest over 36 months.

James Mackey received an annual salary of $299,821. On April 22, 2025, Mr. Mackey was granted 275,000 incentive stock options. The options were scheduled to vest over 36 months, subject to his continued service through each applicable vesting date. Mr. Mackey’s service with the Company ended on August 8, 2025.

Les Ottolenghi receives compensation for services provided to the Company. Effective April 2026, Mr. Ottolenghi transitioned to the payroll of an affiliated company while continuing to provide services to us, with 15% of his compensation allocated to the Company based on the services he provides to us. On October 3, 2025, Mr. Ottolenghi was granted 7,284,464 restricted stock units (“RSUs”), with each RSU representing the right to receive one share of our common stock. The RSUs generally vest over a four-year service period, with an initial tranche vesting on the grant date and subsequent tranches vesting quarterly beginning January 1, 2026. The award also provides for accelerated vesting upon the occurrence of certain specified events, including certain changes in control and qualifying terminations of employment. Additional material terms of Mr. Ottolenghi’s employment agreement (“The Ottolenghi Agreement”) include: (i) a term of two years with auto-renewals of successive one-year terms; (ii) he is eligible for annual incentive bonus of no less than 50% of his then salary; (iii) he is eligible for additional bonuses in connection with performance goals in amounts that total no less than an additional 50% of his then salary; and (iv) he is eligible to participate in our employee benefit plans. Mr. Ottolenghi also retains all rights to certain intellectual property set forth in an exhibit to the Ottolenghi Agreement, including Generative AI Agent Frameworks, Local Media Distribution & AI Advertising Switches, Search Engines, Answer Engines, and Smart Sites, NotebookLM and Colab-based Architectures, Vectorized Database and Knowledge Systems and Meat Search Tools and methods for AI based systems regardless of whether it was developed prior to the employment period or further developed during the employment period but outside of the scope of his work for us. Upon termination by us other than for cause, death or disability, or due to Mr. Ottolenghi’s resignation with good reason, then, provided he executes a general release of claims, for 12 months he will be entitled to receive: (1) continued payments equal to his monthly pay under his base salary; and (2) if we do not offer medical health benefits as of the termination date, payment of $2,500 per month, or, if we do offer medical health benefits as of the termination date, payment of Mr. Ottolenghi’s COBRA premium while he is eligible for such coverage.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of June 30, 2026.

OPTION AWARDS

Name	Options Exercisable (#)	Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Shares/Units Not Vested (#)	Market Value of Unvested Awards ($)
Bruce Cassidy	—	—	—	—	—	—
Les Ottolenghi	—	—	—	—	5,918,627	1,911,717
Jacob Shrader	150,000	—	0.50	04/10/2033	—	—
	106,944	168,056	0.62	04/22/2035	—	—
James Mackey	—	—	—	—	—	—

(1) Mr. Ottolenghi’s unvested RSUs are subject to continued service-based vesting. Market value is based on the closing market price of the Company’s common stock of $0.323 per share on June 30, 2026.

(2) Mr. Shrader’s April 10, 2023 option award was fully vested as of June 30, 2026. His April 22, 2025 option award vests in monthly installments over 36 months, subject to continued service.

Director Compensation

We have not compensated our directors for service on the Board or reimbursed for expenses incurred for attendance at meetings of the Board for the fiscal year ended June 30, 2026. We do not have any agreements for compensating our directors for their services in their capacity as directors. The Board may, however, in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities as such.

Equity Compensation Plan Information

On December 28, 2021, our Board approved the 2021 stock option plan (“2021 Plan”). The 2021 Plan was subject to the approval of our stockholders within 12 months of the Board’s approval. We did not seek approval of the 2021 Plan from our stockholders on or before December 28, 2022, and no awards of any type were granted under the 2021 Plan.

On April 10, 2023, the Board terminated the 2021 Plan and approved a new stock option plan for our directors, officers, employees, advisors, and contractors containing the same terms and conditions as the 2021 Plan (the “2023 Plan”). The 2023 Plan was approved by our stockholders on March 15, 2024. In connection with the approval of the 2023 Plan, the Board granted Incentive Stock Options (“ISOs”) and Non statutory Stock Options (“NSOs”) under the 2023 Plan to employees and advisors of the Company to purchase a total of 3,250,000 shares of our common stock at an exercise price of $0.50 per share (the “Awards”).

The 2023 Plan provides eligible participants with benefits consisting of one or more of the following: ISOs, NSOs, Restricted Stock Units (“RSUs”), and bonuses in the form of our common stock (“Stock Bonuses”). The Board or a committee of directors will administer the 2023 Plan and determine what employees or officers will receive an award under the 2023 Plan. ISOs, which are intended to be compliant with Section 422 of the Internal Revenue Code, may be awarded only to our employees. NSOs, RSUs and Stock Bonuses are not subject to Section 422 of the Internal Revenue Code and can be awarded to employees and non-employees.

On October 3, 2025, the Board approved an amendment to the 2023 Plan to permit the issuance of RSUs and to increase the aggregate number of shares of our common stock reserved for issuance under the 2023 Plan from 5,960,000 to 18,250,000 shares. The amendment was subsequently approved and ratified by our stockholders on November 19, 2025. Awards can be issued under the 2023 Plan for ten years from the date the Board approved the 2023 Plan. ISOs may be exercised during a period no longer than ten years from the date of the award (five years for individuals who own more than 10% of the combined voting power of the Company). NSOs may be exercised for a maximum period of ten years from the date of the award. ISOs and NSOs may not be exercised after the earlier of the following: (a) in the event of termination for cause (as defined by the plan): the date of termination; (b) in the event of termination due to death or disability: the earlier of the ISO or NSO’s expiration or one year after the termination due to death or disability; (c) in the event of termination for any other reason: three months following the date of termination.

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans (including individual compensation arrangements) as of June 30, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	9,221,547	$0.57	9,028,453

Equity compensation plans not approved by security holders	-	$-	-

Total	9,221,547	$0.57	9,028,453

Note: The weighted-average exercise price in column (b) reflects the weighted-average exercise price of outstanding stock options only. Outstanding RSUs included in column (a) do not have an exercise price. The 9,028,453 shares reflected in column (c) are available for future issuance under the 2023 Plan in the form of ISOs, NSOs, RSUs and Stock Bonuses.

Timing of Grants of Certain Equity Awards

We do not have a formal policy regarding the timing of awards of options in relation to the disclosure of material nonpublic information. Awards of options, if any, are made by our Board of Directors from time to time based on the facts and circumstances existing at the time and are not made pursuant to a predetermined schedule. In determining the timing and terms of option awards, our Board of Directors does not seek to time such awards to take advantage of material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the fiscal year ended June 30, 2026, we did not award any options to a named executive officer during the period beginning four business days before and ending one business day after the filing of a Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that disclosed material nonpublic information, other than a Form 8-K reporting a material new option award under Item 5.02(e).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2026, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each of our directors (including director nominees); (ii) each of our named executive officers; (iii) our directors and executive officers as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. To our knowledge, none of the shares reported below are pledged as security.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. As of September 28, 2026, we had 73,944,386 shares of common stock and 11,693 shares of Series B preferred issued and outstanding.

	Common Stock		Series B Preferred Stock (2)
Name of Beneficial Owner (1)	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class
Bruce Cassidy (3)	140,626,785	81.28%	11,693	100%
Les Ottolenghi (4)	3,707,116	2.14%	-	-
All Directors and Officers as a Group (2 persons)	144,333,901	83.42%	11,693	100%

(1)	Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o VIP Play, Inc. 8400 W. Sunset Rd. Suite 300, Las Vegas, NV 89113.

(2)	Holders of Series B preferred stock vote with the common stockholders on an as-converted basis, with each share of Series B preferred stock converting into 100 shares of common stock, on all matters submitted to a vote by holders of our common stock; but, with respect to the election of directors, however, the majority of the holders of Series B preferred stock shall have the power to elect a majority of the then-seated or to-be-seated members of our Board and the common stockholders are entitled only to elect a minority of the then-seated or to-be-seated members of our Board.

(3)	Consists of: (i) 19,625,450 shares of common stock held of record by Eagle Investment Group, LLC, of which Mr. Cassidy is the manager; (ii) 1,169,300 shares of common stock underlying 11,693 immediately convertible shares of Series B Preferred Stock held of record by Eagle Investment Group, LLC; (iii) 26,047,798 shares of common stock held of record by Excel Family Partners, LLLP, of which Mr. Cassidy is the indirect general partner as sole manager of a limited liability company that is the general partner of Excel Family Partners; (iv) 8,460,000 shares of common stock underlying immediately exercisable warrants held of record by Excel Family Partners, LLLP; (v) 9,851,083 shares of common stock underlying the immediately convertible Sixth Amended and Restated Discretionary Convertible Revolving Line of Credit Demand Note held of record by Excel Family Partners, LLLP; and (vi) 75,473,154 shares of common stock underlying the immediately convertible First Amended and Restated Discretionary Convertible Revolving Line Of Credit Demand Note dated as of March 31, 2025 held of record by Excel Family Partners, LLLP.

(4)	Consists of: (i) 2,341,279 shares of common stock held of record by Mr. Ottolenghi and (ii) 1,365,837 shares of common stock issuable upon settlement of vested restricted stock units held by Mr. Ottolenghi. Each restricted stock unit represents the right to receive one share of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

(a) Transactions with Related Persons

The Company maintains discretionary revolving and non-revolving demand line of credit arrangements with Excel Family Partners, LLLP (“Excel”), an entity controlled by Bruce Cassidy, the Company’s Chairman of the Board and principal stockholder. The credit facilities bear interest at rates ranging from 12% to 15% per annum and include conversion features permitting Excel, at its option, to convert outstanding indebtedness into shares of the Company’s common stock at prices determined under the applicable loan agreements. Certain amendments to the facilities also included the issuance of warrants to purchase shares of the Company’s common stock.

During the year ended June 30, 2026, the Company continued to utilize these facilities as its primary source of working capital financing. As of June 30, 2026, outstanding borrowings and accrued interest under these facilities totalled approximately $34.7 million. Additional information regarding these financing arrangements is included in Note 13 – Related Party Transactions, Note 7 – Line of Credit – Related Party, and Note 8 – Derivative Liabilities to the accompanying consolidated financial statements.

Bruce Cassidy and Les Ottolenghi jointly control FuzeBox AI, Inc. and Eagle II, LLC d/b/a Loop TV. During the year ended June 30, 2026, the Company and these entities provided certain administrative, technology, operational, management and other support services to one another in the ordinary course of business. Certain personnel and other costs, including a portion of the compensation of the Company’s Chief Executive Officer, were allocated among the entities based on management’s estimate of the services provided to each entity. Related-party receivables, payables, expenses and other transactions arising from these arrangements are disclosed in Note 13 – Related Party Transactions to the consolidated financial statements.

During the year ended June 30, 2026, the Company granted restricted stock units to certain executive officers, including Les Ottolenghi, the Company’s Chief Executive Officer and a director. Information regarding such equity awards is included under Item 11 – Executive Compensation and Note 11 – Restricted Stock Units to the accompanying consolidated financial statements.

On June 3, 2026, the Company transferred certain early-stage artificial intelligence intellectual property to FuzeBox AI, Inc., an entity under common control, in exchange for a secured promissory note with a principal balance of $1.38 million. The note bears interest at 4.0% per annum and matures 36 months from the date of issuance. The Company retained a security interest in the transferred intellectual property. Because the transfer occurred between entities under common control, the transaction was accounted for at carryover basis in accordance with U.S. GAAP, and no gain was recognized. Additional information regarding this transaction is included in Note 13 – Related Party Transactions to the consolidated financial statements.

On February 27, 2023, the Company entered into a Stock Redemption and Purchase Agreement with former executive officer John Linss and his wholly owned entity, Corespeed, LLC, pursuant to which the Company redeemed certain shares of Series C Convertible Preferred Stock.

The remaining balance of the related promissory note was repaid in full during the year ended June 30, 2026.

(b) Director Independence

The Company’s Board of Directors currently consists of Bruce Cassidy and Les Ottolenghi. The Board has adopted the definition of “independent director” contained in Rule 5605(a)(2) of the Nasdaq Listing Rules for purposes of evaluating director independence. In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $200,000 during any period of twelve consecutive months within the past three fiscal years. The ownership of our stock will not preclude a director from being independent.

The Board has determined that neither Mr. Cassidy nor Mr. Ottolenghi qualifies as an independent director under those standards. Accordingly, the Company currently has no independent directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by the Company’s independent registered public accounting firms for professional services for the fiscal years indicated below:

For the Year Ended June 30	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2026	$351,415	$-	$-	$-
2025	$253,000	$-	$11,500	$-

Tax Fees

Tax fees for the year ended June 30, 2025 consisted of fees for tax compliance and tax provision services provided by Grassi.

Change in Independent Registered Public Accounting Firm

Effective October 15, 2025, the Company dismissed Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm and engaged Frank, Rimerman + Co. LLP (“Frank Rimerman”) as its independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Company’s Board of Directors.

Grassi’s audit reports on the Company’s financial statements for the fiscal years ended June 30, 2025 and 2024 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2025 and 2024 and the subsequent interim period through September 30, 2025, there were no disagreements with Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no reportable events as defined under applicable SEC rules. During those periods, neither the Company nor anyone on its behalf consulted with Frank Rimerman regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement or reportable event.

Pre-Approval Policies and Procedures

The Company does not have a separately designated audit committee. Accordingly, the Board of Directors performs the functions of an audit committee, including the pre-approval of audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. All services provided by the Company’s independent registered public accounting firms during the fiscal years ended June 30, 2026 and 2025 were approved by the Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The following documents are filed as part of this Form 10 K, as set forth on the Index to Consolidated Financial Statements found below after the signature page.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of June 30, 2026 and 2025
●	Consolidated Statements of Operations for the years ended June 30, 2026 and 2025
●	Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2026 and 2025
●	Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025
●	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits to this Form 10-K

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	As Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K	3.1	09/24/2024
3.2	Certificate of Designation of Series B Preferred Stock	8-K	3.1	01/12/2022
3.3	Amended and Restated Bylaws	8-K	3.1	10/04/2022
4.1	Registration Rights Agreement for the Benefit of ZenSports, Inc., dated as of August 26, 2022	8-K	4.1	09/01/2022
4.2	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated February 24, 2023	8-K	4.1	02/28/2023
4.3	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated May 5, 2023	8-K	4.1	05/08/2023
4.4	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated July 18, 2023	8-K	4.1	07/24/2023
4.5	Common Stock Warrant of VIP Play, Inc. issued to Excel Family Partners, LLP, dated September 14, 2023	8-K	4.1	09/19/2023
4.6*	Description of Registrant’s Securities
10.1†	VIP Play, Inc. 2023 Stock Plan, as Amended and Restated effective October 3, 2025	8-K	10.1	10/07/2025
10.2†	VIP Play, Inc. Restricted Stock Unit Agreement with Les Ottolenghi	8-K	10.2	10/07/2025
10.3†	VIP Play, Inc. Restricted Stock Unit Agreement with John Dermody	8-K	10.3	10/07/2025
10.4†	VIP Play, Inc. Form of Stock Option Award Agreement	8-K	10.3	02/20/2026
10.5†	VIP Play, Inc. Form of Notice of Stock Option Grant	8-K	10.4	02/20/2026
10.6	Second Amendment to Convertible Note Purchase Agreement of VIP Play, Inc. with The Access Fund I, LP, dated September 8, 2025.	8-K	10.1	09/12/2025
10.7	Second Amendment to Convertible Note Purchase Agreement of VIP Play, Inc. with Dennis Colletti, dated September 8, 2025	8-K	10.2	09/12/2025
10.8	Second Amendment to Convertible Note Purchase Agreement of VIP Play, Inc. with Rick Hackel, dated September 8, 2025	8-K	10.3	09/12/2025
10.9*	Secured Note of VIP Play, Inc. for the benefit of FuzeBox AI, Inc., dated June 3, 2026
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Frank, Rimerman + Co. LLP
23.2*	Consent of Grassi & Co., CPAs, P.C.
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIP Play, Inc., a Nevada corporation
(Registrant)

September 28, 2026	By:	/s/ Les Ottolenghi
Les Ottolenghi
Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Les Ottolenghi	Chief Executive Officer	September 28, 2026
Les Ottolenghi	(Principal Executive Officer)

/s/ Amy Weiss	Chief Accounting Officer	September 28, 2026
Amy Weiss	(Principal Financial and Accounting Officer)

/s/ Bruce A. Cassidy	Director	September 28, 2026
Bruce A. Cassidy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of VIP Play, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of VIP Play, Inc. and its subsidiary (collectively, the “Company”) as of June 30, 2026, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows as of and for the year ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring losses since inception, generated negative cash flows from operations, and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Board of Directors and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2025.

San Francisco, California

September 28, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VIP Play, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VIP Play, Inc. (the Company) as of June 30, 2025, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Grassi & Co., CPAs, P.C.

We served as the Company’s auditor from 2023 to 2025.

Jericho, New York

September 29, 2025, except for Note 2 as to which the date is September 28, 2026.

VIP PLAY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30, 2026	June 30, 2025

ASSETS

Current assets:
Cash	$128	$163
Cash reserved for users	-	277
Related party receivables	210	-
Prepaid expenses and other current assets	549	2,419
Total current assets	887	2,859

Intangible assets, net	-	883
Related party note receivable	1,387	-
Security deposit	3	4

Total assets	$2,277	$3,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,255	$1,073
Accrued expenses - related party	5,041	1,678
Players balances	-	336
Notes payable	81	764
Notes payable - related party	30	30
Convertible notes, net of discount	437	827
Line of credit - related party	29,831	19,586
Derivative liability	5,553	11,226
Total current liabilities	42,228	35,520

Total liabilities	42,228	35,520

Commitments and contingencies – Note 12

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED BALANCE SHEETS - continued

	June 30, 2026	June 30, 2025

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of June 30, 2026, and June 30, 2025, respectively
Series B preferred stock, 12,000 shares designated, 11,693 and 11,693 shares issued and outstanding as of June 30, 2026, and June 30, 2025, respectively	12	12
Common stock, $0.001 par value, 475,000,000 shares authorized, 73,457,857 and 73,457,857 shares issued and outstanding as of June 30, 2026, and June 30, 2025, respectively	73	73
Additional paid-in capital	32,608	31,269
Accumulated deficit	(72,644)	(63,128)
Total stockholders’ deficit	(39,951)	(31,774)

Total liabilities and stockholders’ deficit	$2,277	$3,746

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	For the Years ended June 30,
	2026	2025

Gaming revenues	$184	$(86)

Cost of gaming revenue	1,225	510

Net gaming loss	(1,041)	(596)

Operating expenses:
Employee and contractor compensation	5,197	4,463
General and administrative	3,791	2,579
Depreciation and amortization	458	993
Asset impairment	831	5,909
Sales and marketing	590	1,139

Total operating expenses	10,867	15,083

Operating Loss	(11,908)	(15,679)

Other income (expense):
Other income	5	-
Gain on change in fair value of derivative	5,727	47
Interest expense	(173)	(483)
Interest expense – related party	(3,167)	(3,044)

Total other income (expense)	2,392	(3,480)

Loss before income taxes	(9,516)	(19,159)
Income tax expense (benefit)	-	-
Net loss	$(9,516)	$(19,159)

Net loss per common share - basic and diluted	$(0.13)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	73,457,857	72,621,380

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands except share data)

	Preferred Shares Series B	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2024	11,693	$12	71,994,990	$7	$30,295	$(43,969)	$(13,655)
Issuance of common stock and warrants for cash and offering costs	-	-	837,867	1	499	-	500
Shares issued for consulting services	-	-	625,000	-	325	-	325
Change in par value	-	-	-	65	(65)	-	-
Stock-based compensation	-	-	-	-	215	-	215
Net loss for the period	-	-	-	-	-	(19,159)	(19,159)
Balance, June 30, 2025	11,693	$12	73,457,857	$73	$31,269	$(63,128)	$(31,774)
Warrants granted for consulting services	-	-	-	-	47	-	47
Common-control transaction	-	-	-	-	739	-	739
Stock-based compensation	-	-	-	-	553	-	553
Net loss for the period	-	-	-	-	-	(9,516)	(9,516)
Balance, June 30, 2026	11,693	$12	73,457,857	$73	$32,608	$(72,644)	$(39,951)

The accompanying notes are an integral part of these consolidated financial statements.

VIP PLAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,516)	$(19,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	993
Amortization of debt issuance costs – related party	-	1,330
Issuance of warrants for consulting services	47	-
Issuance of common stock for consulting services	-	325
Asset Impairment	831	5,909
Stock-based compensation	553	215
Amortization of debt discount	63	277
Change in fair value of derivative liability	(5,727)	(47)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,045	(1,266)
Related party receivables	(858)	-
Accounts payable and accrued expenses	184	(337)
Accrued expenses - related party	3,363	1,307
Players balances	(336)	23
Net cash used in operating activities	(8,893)	(10,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capitalized software	(406)	(1,023)
Net cash used in investing activities	(406)	(1,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	500
Proceeds from line of credit, related party	10,245	11,916
Proceeds from convertible notes	100	-
Repayments of convertible note	(500)	-
Repayments of note payable - current	(858)	(973)
Net cash provided by financing activities	8,987	11,443

NET CHANGE IN CASH AND CASH RESERVED FOR USERS	(312)	(10)

CASH AND CASH RESERVED FOR USERS AT BEGINNING OF PERIOD	440	450

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$128	$440

DISCLOSURE OF CASH AND CASH RESERVED FOR USERS:

CASH	$128	$163

CASH RESERVED FOR USERS	$-	$277

CASH AND CASH RESERVED FOR USERS AT END OF PERIOD	$128	$440

SUPPLEMENTAL INFORMATION:
Interest paid	$92	$599
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Derivative liability associated with convertible note issuance	$54	$-
Common stock and warrants issued for offering costs	$-	$148
Insurance financing	$174	$349
Note receivable received in common-control transaction	$1,383	$-
Related-party receivable settled in common-control transaction	$644	-
Additional Paid-In Capital recognized in association with common control transaction	$739	-

The accompanying notes are an integral part of these consolidated financial statements.

VIP Play, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

NOTE 1 – OVERVIEW AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and Organization

VIP Play, Inc. (formerly KeyStar Corp.) (the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on April 16, 2020. The Company has one wholly owned subsidiary, VIP Play TN, LLC. Prior to September 20, 2024, the Company operated under the name KeyStar Corp.

The Company previously operated an online sportsbook in Tennessee under a Sports Gaming Operator license. The Company ceased accepting customer wagers on April 30, 2026, and its Tennessee Sports Gaming Operator license expired on May 24, 2026 and was not renewed. The Company also received interim approval for a West Virginia i-Gaming and Sports Wagering Management Service Provider License but did not commence operations in that market. In October 2025, the Company received notice of termination of its West Virginia market access agreement and is involved in a dispute regarding the validity of the termination and related fee claims. See Note 12 – Commitments and Contingencies.

Following the discontinuation of its sportsbook operations, the Company is primarily focused on the development of artificial intelligence (“AI”) technologies, products, and services for the sports and entertainment industry. As of June 30, 2026, the Company’s AI and software technologies remained in the development stage and had not generated revenue from commercial operations. The Company continues to develop and evaluate potential applications and commercialization opportunities for these technologies, including through strategic partnerships.

The sportsbook operations represented substantially all operating assets of the Company’s historical business. After evaluating the decision to abandon the sportsbook operations under ASC 205-20, management concluded that the disposition did not qualify for discontinued operations presentation because the assets abandoned did not constitute a separately identifiable component with distinguishable operations and cash flows. Accordingly, the results of the exit have not been presented as discontinued operations.

In connection with the cessation of its sportsbook operations and the Company’s related evaluation of its assets, the Company ceased generating gaming revenue and recognized approximately $831 thousand of impairment charges related to developed technology and other intangible assets and approximately $1.2 million related to the write-off of prepaid gaming-related assets during the year ended June 30, 2026. Player balances associated with the Company’s sportsbook operations were settled as part of the wind-down, and no such player balances remained outstanding as of June 30, 2026. Certain contractual matters associated with the Company’s former gaming operations remain unresolved, including the West Virginia market access dispute described in Note 12 – Commitments and Contingencies.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VIP Play, Inc. and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company’s fiscal year-end is June 30.

Principles of Consolidation

The consolidated financial statements include the results of VIP Play, Inc. and its wholly owned subsidiary. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

Segment Reporting

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates financial performance, allocates resources, and makes operating decisions based on consolidated financial information. Accordingly, the Company has determined that it has one operating and one reportable segment.

During the year ended June 30, 2026, the Company discontinued its online sportsbook operations and transitioned its strategic focus toward the development of artificial intelligence (“AI”) technologies, products, and services. The CODM continued to evaluate the Company’s financial performance and allocate resources on a consolidated basis throughout the year, including the results of the sportsbook operations prior to their discontinuation.

The CODM uses consolidated net loss as the primary measure of segment performance in evaluating operating results and making decisions regarding the allocation of resources. The financial information reviewed by the CODM is prepared on a consolidated basis consistent with the amounts presented in the Company’s consolidated financial statements.

For the years ended June 30,	2026	2025
Gaming operations:
Gaming revenues	$184	$(86)
Cost of gaming revenue	1,225	510
Net gaming loss	(1,041)	(596)

Operating expenses:
Salaries and wages	5,197	4,463
Depreciation and amortization	458	993
Asset Impairment	831	5,909
Sales and marketing	590	1,139
General and administrative	3,791	2,579

Other income (expense):
Other income	5	—
Gain on change in fair value of derivative liabilities	5,727	47
Interest expense	173	483
Interest expense – related party	3,167	3,044

Net loss	$(9,516)	$(19,159)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include, but are not limited to, the valuation of derivative liabilities and equity-based awards, the allowance for credit losses, the assessment of long-lived assets and internally developed software for impairment, the estimated useful lives of property, equipment and intangible assets, the capitalization of internally developed software costs, the accounting for contingencies, and accrued liabilities. Actual results could differ from those estimates, and such differences may be material.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business.

As of June 30, 2026, the Company had an accumulated deficit of $72.6 million, a working capital deficit of $41.3 million, incurred a net loss of $9.5 million and negative cash flows from operating activities of $8.9 million for the year ended June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management’s plans to address these conditions include continuing to obtain financing through related-party credit facilities and debt and equity financings, pursuing strategic partnerships, and advancing the development and commercialization of its artificial intelligence (“AI”) technologies and related products. Management also continues to evaluate opportunities to reduce operating costs and improve liquidity.

There can be no assurance that the Company’s plans will be successfully implemented or that additional financing will be available on acceptable terms, if at all. Accordingly, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash and Equivalents

Cash and cash equivalents consist of cash held in demand deposit accounts with financial institutions. The Company’s cash balances are maintained at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2026, the Company’s cash balances did not exceed applicable FDIC insurance limits. The Company has not experienced any losses on its cash deposits.

Cash Reserved for Users

The Company maintained separate bank accounts to segregate users’ funds from operational funds in connection with its sportsbook operations. User funds were held by VIP Play TN, LLC for the purpose of protecting users’ funds in the event of creditor claims. As of June 30, 2026 and 2025, approximately $0 and $277 thousand, respectively, was reserved for users. The decrease reflects the return of substantially all user funds in connection with the Company’s exit from sportsbook operations.

Allowance for Credit Losses

The Company evaluates financial assets measured at amortized cost for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. The allowance for credit losses represents management’s estimate of expected credit losses over the contractual life of the financial assets and is based on relevant available information, including historical experience, current conditions, and reasonable and supportable forecasts. Changes in the allowance for credit losses are recognized in earnings.

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

Intangible Assets

Intangible assets consist primarily of developed technology, internally developed software, gaming licenses, and trademarks. Intangible assets with finite useful lives are recorded at cost, less accumulated amortization and impairment, if any. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets.

Intangible assets with indefinite useful lives, including certain gaming licenses, are not amortized and are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

Estimated useful lives:

Asset	Estimated Useful Life
Developed technology	5 years
Internally developed software	3 years
Trademarks	3–5 years
Gaming license	Indefinite

Internally Developed Software

The Company accounts for costs incurred to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software.

Costs incurred during the preliminary project stage are expensed as incurred. Costs incurred during the application development stage are capitalized once management authorizes and commits to funding the project, it is probable the project will be completed, and the software will be used as intended. Capitalized costs include payroll and payroll-related costs for employees directly associated with software development and certain external direct costs.

Capitalization ceases when the software is substantially complete and ready for its intended use. Capitalized software costs are amortized using the straight-line method over their estimated useful lives. Costs associated with maintenance, training, and post-implementation activities are expensed as incurred.

Research and development costs are expensed as incurred and are included in employee and contractor compensation in the accompanying consolidated statements of operations. Certain software development costs that meet the criteria for capitalization under the Company’s internally developed software accounting policy are capitalized and included in intangible assets, net, in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds the asset’s fair value.

Fair value is determined using quoted market prices, when available, or other valuation techniques, including discounted cash flow analyses.

Lease Commitments

The Company accounts for leases in accordance with ASC Topic 842, Leases. The Company determines whether an arrangement contains a lease at contract inception. The Company has elected the short-term lease recognition exemption for leases with an initial term of twelve months or less that are not reasonably certain to be renewed. Accordingly, lease payments for such leases are recognized as lease expense on a straight-line basis over the lease term, and no right-of-use (“ROU”) asset or corresponding lease liability is recognized.

During the year ended June 30, 2026, the Company leased office space in Sarasota, Florida under a month-to-month lease arrangement through October 2025. As of June 30, 2026, the Company leased office space in Las Vegas, Nevada under a month-to-month lease arrangement with monthly lease payments of approximately $300. Because these lease arrangements qualify for the short-term lease exemption under ASC Topic 842, no ROU assets or lease liabilities have been recognized.

Lease expense for the years ended June 30, 2026 and 2025 was approximately $7 thousand and $49 thousand, respectively.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurement. ASC 820 establishes a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a three-level hierarchy for measuring fair value based on the observability of inputs used in the valuation techniques as follows:

Level 1 – Quoted prices for identical assets or liabilities in active markets.

Level 2 – Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets or other observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement.

The carrying amounts of cash, accounts payable, accrued liabilities, and other current financial instruments approximate fair value due to their short-term nature.

The Company’s derivative liabilities are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy because the valuation incorporates significant unobservable inputs.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2026 and 2025 (in thousands):

Description	Total fair value at June 30, 2026	Quoted prices in Active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Derivative liability (1)	$5,553	$-	$-	$5,553

Description	Total fair value at June 30, 2025	Quoted prices in Active markets (level 1)	Quoted prices in Active markets (level 2)	Quoted prices in Active markets (level 3)
Derivative liability (1)	$11,226	$-	$-	$11,226

(1)	The Company has estimated the fair value of these derivatives using a Monte-Carlo simulation model.

The fair value of the Company’s derivative liabilities is estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of significant assumptions, including the Company’s current stock price, expected volatility, expected term, and risk-free interest rate. There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2026 and 2025. Additional information regarding the Company’s derivative liabilities, including the valuation methodology and the Level 3 rollforward, is included in Note 8 – Derivative Liabilities.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are recognized as assets or liabilities in the consolidated balance sheets and are measured at fair value at each reporting date. Changes in the fair value of derivative instruments are recognized in the consolidated statements of operations in the period in which they occur.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

During the years ended June 30, 2026 and 2025, the Company’s revenue was generated from its online sportsbook operations. Sportsbook betting involves a user wagering money on the outcome or series of outcomes of a sporting event. When a user’s wager wins, the Company pays the user a predetermined amount based on fixed odds.

Sportsbook revenue is recognized as users’ wagers, net of payouts on winning wagers and gaming and gaming-related incentives awarded to users. Each wager placed by a user represents a single performance obligation, which is satisfied when the underlying wagering event is completed. Unsettled wagers are recorded as player liabilities until the related wagering event is completed. Gaming and gaming-related incentives are recorded as a reduction of the transaction price.

Net gaming revenue represents the aggregate of gaming wins and losses based on the results of completed wagering events, reduced by gaming and gaming-related incentives. Accordingly, net gaming revenue may be negative for a reporting period when payouts on winning wagers and gaming and gaming-related incentives exceed wagers recognized as revenue during the period.

The Company discontinued its online sportsbook operations during the year ended June 30, 2026.

Cost of Revenue

Cost of revenue related to the Company’s sportsbook operations and consisted principally of payment processing fees, technology platform costs, web hosting, regulatory compliance costs, sports wagering privilege taxes, and federal excise taxes on wagers.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. All transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company accounts for stock-based compensation awards issued to nonemployees in accordance with ASC Topic 718, Compensation—Stock Compensation. Such awards are measured at fair value and recognized as compensation expense over the applicable service period.

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

General and Administrative

General and administrative expenses consist primarily of professional fees, including legal, accounting, audit, consulting, and regulatory costs, as well as insurance, occupancy costs, office expenses, and other corporate overhead not directly attributable to revenue-generating activities, product development, or sales and marketing.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, promotional activities, and other marketing costs associated with the Company’s sportsbook operations. Such costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards.

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis and records changes in the valuation allowance through income tax expense (benefit).

The Company recognizes the tax benefit of uncertain tax positions only if it is more likely than not that the position will be sustained upon examination by the applicable taxing authority based on the technical merits of the position. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense.

As of June 30, 2026 and 2025, the Company maintained a full valuation allowance against its net deferred tax assets and had no unrecognized tax benefits.

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, adjusted for the effect of potentially dilutive securities, when dilutive.

For the years ended June 30, 2026 and 2025, potentially dilutive securities were excluded from the computation of diluted net loss per common share because their effect would have been anti-dilutive due to the Company’s net loss. The potentially dilutive securities excluded from the calculation are summarized below:

	For the year ended June 30, 2026	For the year ended June 30, 2025
Stock Options	2,528,360	6,039,740
Restricted Stock Units	7,784,464	-
Series B Preferred Shares	1,169,300	1,169,300
Warrants	10,284,617	10,050,000
Shares issuable upon conversion of line of credit	81,835,607	35,409,543
Shares issuable upon conversion of convertible notes	1,125,000	1,416,667
Total potentially dilutive shares	104,727,348	54,085,250

Recently Adopted Accounting Pronouncements

Effective July 1, 2025, the Company adopted Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and usefulness of income tax disclosures, including expanded rate reconciliation and income taxes paid disclosures. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements but resulted in enhanced income tax disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 requires additional disclosures regarding specified categories of expenses included within certain expense captions presented on the face of the income statement, as well as disclosures related to selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient related to estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. ASU 2025-06 updates the accounting for certain internal-use software development costs. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

Management does not believe that any other recently issued accounting pronouncements not yet effective, if adopted, would have a material impact on the Company’s consolidated financial statements.

Correction of Prior Period Error

See Note 2, Revision of Previously Issued Consolidated Financial Statements, for information regarding the revision of previously issued comparative financial statements.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes, Net of Discount

During the year ended June 30, 2026, management identified an error related to the accounting for convertible promissory notes issued in September 2023. Specifically, while the embedded conversion features were properly bifurcated and recorded as derivative liabilities at issuance, the related debt discount was not amortized to interest expense over the contractual term of the notes as required under U.S. GAAP.

The error resulted in an understatement of non-cash interest expense and an understatement of convertible notes, net in previously issued annual financial statements beginning with the year ended June 30, 2024.

Management evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and SEC Staff Accounting Bulletin No. 108 (“SAB 108”). Although the error was determined to be immaterial to each previously issued reporting period, management concluded that correcting the error solely through a cumulative catch-up adjustment in the current period would result in significant fluctuations in comparative period amounts and reduce the comparability of the current period financial statements. Accordingly, prior period comparative financial information presented herein has been revised. The correction had no impact on the Company’s previously reported revenues, operating cash flows, or total cash balances.

Impact on Consolidated Statements of Operations

The following table presents the impact of the correction on the Company’s previously reported consolidated statements of operations:

Year Ended June 30, 2025

	As Previously Reported	Adjustment	As Revised
Interest expense	$(206)	$(277)	$(483)
Total other income (expense)	(3,203)	(277)	(3,480)
Loss before income taxes	(18,882)	(277)	(19,159)
Income tax expense (benefit)	-	-	-
Net loss	(18,882)	(277)	(19,159)
Loss per share – basic	(0.26)	—	(0.26)
Loss per share – diluted	(0.26)	—	(0.26)

Impact on Consolidated Balance Sheet

The following table presents the impact of the correction on the Company’s consolidated balance sheet as of June 30, 2025:

	As Previously Reported	Adjustment	As Revised
Convertible notes, net of discount	$85	$742	$827
Total current liabilities	34,778	742	35,520
Total liabilities	34,778	742	35,520
Accumulated deficit	(62,386)	(742)	(63,128)
Total stockholders’ deficit	(31,032)	(742)	(31,774)
Total liabilities and stockholders’ deficit	$3,746	$—	$3,746

The correction also resulted in a $465 thousand increase in accumulated deficit as of June 30, 2024, which is reflected in the Consolidated Statements of Stockholders’ Deficit. There were no other changes to the Consolidated Statements of Stockholders’ Deficit beyond the effects of the correction described above.

Impact on Consolidated Statement of Cash Flows

The following table presents the impact of the correction on the Company’s previously reported consolidated statement of cash flows:

Year Ended June 30, 2025

(in thousands except share data)	As Previously Reported	Adjustment	As Revised
Net Loss	(18,882)	(277)	(19,159)
Amortization of Debt Discount (Non-Cash)	-	277	277
Net Cash Used in Operating Activities	(10,430)	-	(10,430)

Intangible Assets, Net

Subsequent to the filing of the Company’s fiscal year 2025 Form 10-K, the Company identified that the previously reported gross carrying value of gaming-related developed technology and the related accumulated amortization as of June 30, 2025 had each been overstated by approximately $954 thousand due to assets that had been disposed of during fiscal year 2025.

The Company evaluated the error, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. The Company also evaluated whether the cumulative amount of the overstatement was material to its fiscal year 2026 results and concluded that it was not qualitatively or quantitatively material.

Accordingly, the Company recorded an adjustment of approximately $954 thousand to reduce the gross carrying value of gaming-related developed technology and the related accumulated amortization. The June 30, 2025 gross carrying value and accumulated amortization presented herein reflect this adjustment. Because the adjustment reduced gross carrying value and accumulated amortization in equal and offsetting amounts, it had no impact on total net intangible assets, total assets, total liabilities, stockholders’ deficit, net loss or cash flows for fiscal years 2025 or 2026.

NOTE 3 - EQUIPMENT

The Company’s equipment consisted of the following as of:

(in thousands)	June 30, 2026	June 30, 2025
Computer Equipment	$5	$5
Total	5	5
Less: accumulated depreciation	(5)	(5)
Equipment, net	$-	$-

Depreciation expense of equipment during the years ended June 30, 2026, and 2025 was $0 thousand and $2 thousand, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible asset activity for the year ended June 30, 2026 was as follows (in thousands):

	June 30, 2025	Additions	Amortization	Impairment	June 30, 2026
Developed technology – Gaming	$747	$338	$(458)	$(627)	$—
Gaming license	136	—	—	(136)	—
Other gaming-related intangible assets	—	68	—	(68)	—
Total intangible assets, net	$883	$406	$(458)	$(831)	$—

As of June 30, 2025, the gross carrying amount of intangible assets was approximately $920 thousand, consisting of $784 thousand of developed technology and $136 thousand of indefinite-lived gaming licenses, with accumulated amortization of approximately $37 thousand, resulting in net intangible assets of approximately $883 thousand.

During the year ended June 30, 2026, the Company capitalized approximately $406 thousand of costs associated with developed technology and other intangible assets.

During the year ended June 30, 2026, the Company recognized impairment expense of approximately $831 thousand related to developed technology associated with the Company’s VIP Play gaming application, gaming license and other intangible assets. The impairment was recognized in connection with the cessation of the Company’s gaming operations and the determination that the related developed technology would no longer provide future economic benefit to the Company.

During the year ended June 30, 2025, the Company recognized impairment expense of approximately $5.9 million related to developed technology and tradename associated with the Company’s former ZenSports application. See Note 2 – Revision of Previously Issued Consolidated Financial Statements for information regarding the revision of previously reported gross carrying value and accumulated amortization of certain gaming-related developed technology as of June 30, 2025.

Amortization expense related to intangible assets was approximately $458 thousand and $991 thousand for the years ended June 30, 2026 and 2025, respectively.

NOTE 5 - CONVERTIBLE DEBT

In August and September 2023, the Company entered into three Convertible Note Purchase Agreements with unrelated investors, issuing convertible promissory notes in principal amounts of $500 thousand, $200 thousand and $150 thousand (collectively, the “2023 Notes”), for aggregate principal of $850 thousand. The 2023 Notes bear interest at 12% per annum, with accrued interest payable monthly. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at the option of the holders in accordance with the terms of the respective agreements.

In August 2024, the 2023 Notes were amended to extend their respective maturity dates by one year.

In August 2025, the Company entered into amendments to the $200 thousand and $150 thousand 2023 Notes extending their maturities through August 31, 2026. The $500 thousand 2023 Note was extended through October 1, 2025. The amendments also revised the conversion provisions of all three notes such that the Notes are convertible at the lower of $0.60 per share or 80% of the lowest price at which the Company sold shares of its common stock during the twelve-month period preceding the applicable maturity date, subject to customary anti-dilution adjustments.

On September 9, 2025, the Company issued an additional Convertible Promissory Note (the “2025 Note”) to an unrelated investor in the principal amount of $100 thousand and recorded a debt discount in the amount of $54 thousand related to the embedded conversion feature. See Note 8 – Derivative Liabilities. The 2025 Note bears interest at 12% per annum, matures on August 31, 2026, and contains conversion provisions substantially consistent with the amended Notes.

On October 1, 2025, the Company repaid in full the $500 thousand 2023 Note.

At June 30, 2026 and 2025, the Company had outstanding principal of $450 thousand and $850 thousand, respectively, unamortized debt discounts of $13 thousand and $23 thousand, respectively, resulting in net carrying values of $437 thousand and $827 thousand, respectively. Interest expense related to the convertible notes for the years ended June 30, 2026 and 2025 totalled $130 thousand and $379 thousand, respectively. For the year ended June 30, 2026, interest expense consisted of $67 thousand of contractual interest expense and $63 thousand of debt discount amortization. For the year ended June 30, 2025, interest expense consisted of $102 thousand of contractual interest expense and $277 thousand of debt discount amortization. No conversions of the 2023 Notes or the 2025 Note occurred during the year ended June 30, 2026.

Embedded Conversion Features

The conversion features contained in the Notes were evaluated under ASC Topic 815, Derivatives and Hedging. The embedded conversion options were required to be bifurcated from the debt host contracts and recorded as derivative liabilities at fair value, with a corresponding debt discount recorded against the carrying amount of the Notes. The debt discount is amortized to interest expense over the contractual term of the related debt instruments.

As discussed in Note 2 – Revision of Previously Issued Consolidated Financial Statements, the Company identified an immaterial error related to the amortization of the debt discount associated with the embedded conversion features. Comparative prior-period financial information has been revised to correct this error.

At June 30, 2026 and June 30, 2025, the fair value of the derivative liabilities associated with the embedded conversion features was $1 thousand and $509 thousand, respectively. The derivative liabilities are classified as Level 3 financial liabilities and are valued using a Monte Carlo simulation model. Additional information regarding the Company’s derivative liabilities and fair value measurements is included in Note 8 – Derivative Liabilities.

Debt Modification

The Company evaluated the August and September 2025 amendments to all three original Notes under ASC Subtopic 470-50, Debt—Modifications and Extinguishments, and concluded that the amendments did not constitute substantial modifications. Accordingly, the amendments were accounted for as debt modifications rather than debt extinguishments. The effect of the modification was recognized through the remeasurement of the related derivative liabilities. See Note 8 – Derivative Liabilities.

NOTE 6 - NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes Payable – Related Party

As of June 30, 2026 and 2025, principal of $30 thousand was outstanding at both dates, and accrued interest of $16 thousand and $13 thousand, respectively, was owed to Eagle Investment Group, LLC, a company controlled by Bruce Cassidy, the Company’s Chairman of the Board and principal stockholder, pursuant to a demand promissory note dated December 30, 2020, which was assigned to Eagle Investment Group, LLC on December 17, 2021. The note bears interest at 10% per annum and is payable on demand, with principal and accrued interest due two business days after demand for payment. The note is unsecured and may be prepaid at any time without penalty or premium. The note becomes immediately due and payable upon certain bankruptcy events. Interest expense – related party for the years ended June 30, 2026 and 2025 was $3 thousand and $3 thousand, respectively, and is included in interest expense – related party on the consolidated statements of operations.

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

The outstanding principal balance at June 30, 2026, is $0, with the principal balance being paid in full during the year ended June 30, 2026. The outstanding principal balance at June 30, 2025, was $511 thousand, with the full balance being classified as Notes payable in current liabilities on the consolidated balance sheet. Interest expense – related party for the years ended June 30, 2026 and 2025 was $3 thousand and $97 thousand respectively, and is included in interest expense – related party on the consolidated statements of operations.

Notes Payable

On May 24, 2025, the Company renewed a short-term note payable with a premium finance company to fund the Company’s technology services and cyber liability insurance. The total premiums, taxes and fees financed was $296 thousand at an annual percentage rate of 9.20%. After a down payment of $44 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $26 thousand each. The final monthly payment was paid on March 24, 2026.

On May 24, 2026, the Company renewed the short-term note payable with a premium finance company to fund the Company’s technology services and cyber liability insurance. The total premiums, taxes and fees financed was $60 thousand at an annual percentage rate of 9.25%. After a down payment of $9 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $5 thousand each. The balance of this Note was $51 thousand as of June 30, 2026, and is included as part of Notes payable in current liabilities on the consolidated balance sheet.

On November 6, 2025, the Company entered into a short-term note payable with a premium finance company to fund the Company’s excess and surplus insurance. The total premiums, taxes and fees financed was $115 thousand at an annual percentage rate of 9.50%. After a down payment of $17 thousand was made upon execution of the Note, ten monthly payments remained in the amount of $10 thousand each. The balance of this Note was $30 thousand as of June 30, 2026, and three monthly payments remain.

Interest expense related to the insurance premium financing arrangements for the years ended June 30, 2026 and 2025 was $13 thousand and $5 thousand, respectively, and is included in interest expense on the consolidated statements of operations.

NOTE 7- LINE OF CREDIT - RELATED PARTY

On February 22, 2022, the Company entered into a discretionary non-revolving demand line of credit with Excel Family Partners, LLLP (“Excel”), a related party controlled by Bruce Cassidy, the Company’s Chairman of the Board and principal stockholder. The facility has been amended and restated on multiple occasions since inception.

On February 24, 2023, the facility was amended and restated to provide borrowing capacity of up to $4.0 million and to bear interest at 15% per annum. The amended facility did not constitute a committed line of credit, and all advances remained subject to Excel’s sole discretion. The amended agreement also included a conversion feature permitting Excel to convert outstanding indebtedness into shares of the Company’s common stock based on a formula tied to recent equity issuances, subject to a minimum conversion price of $0.50 per share. In connection with the amendment, the Company also issued warrants to Excel. The conversion feature and warrants were accounted for in accordance with applicable U.S. GAAP.

During 2023, the borrowing capacity was subsequently increased to $5.0 million and later to $10.0 million through additional amendments to the facility.

On December 28, 2023, approximately $10.4 million of indebtedness under the facility was converted into 25,916,632 shares of the Company’s common stock. Following the conversion, the Company entered into a Fifth Amended and Restated Discretionary Non-Revolving Line of Credit Demand Note with borrowing capacity of $2.0 million.

On August 6, 2024, the outstanding indebtedness was restructured into two separate revolving demand facilities consisting of:

●	a $4.1 million discretionary revolving demand note bearing interest at 15% per annum (the “Revolving Demand Note”); and

●	a $5.0 million discretionary convertible revolving demand note bearing interest at 12% per annum (the “Revolving Facility”).

On March 31, 2025, the Revolving Facility was amended to increase the stated borrowing capacity to $14.0 million. Under the amended revolving facility, Excel may convert all or any portion of the outstanding indebtedness into shares of the Company’s common stock at a conversion price equal to 80% of the lowest price per share at which the Company sold shares to an investor or lender during the 12-month period preceding the applicable conversion date. If no shares were sold during such 12-month period, the conversion price is based on $0.50 per share. Although the Revolving Facility has a stated borrowing capacity of $14.0 million, the facility is discretionary, and Excel has continued to approve and fund additional advances requested by the Company. Accordingly, outstanding borrowings exceeded the stated borrowing capacity as of June 30, 2026.

The Revolving Demand Note and the Revolving Facility remain payable on demand, do not constitute committed financing arrangements, and contain conversion features permitting Excel to convert outstanding indebtedness into shares of the Company’s common stock. The Revolving Demand Note provides for conversion at 80% of the lowest price per share at which the Company sold shares to an investor or lender during the 24-month period preceding the applicable conversion date, or based on $0.50 per share if no shares were sold during such period. The Revolving Facility provides for conversion at 80% of the lowest price per share at which the Company sold shares to an investor or lender during the 12-month period preceding the applicable conversion date, or based on $0.50 per share if no shares were sold during such period. No conversions of outstanding indebtedness under the Revolving Facility occurred during the years ended June 30, 2026, or 2025.

At June 30, 2026, outstanding principal under the Revolving Demand Note and Revolving Facility was approximately $4.1 million and $25.7 million, respectively, for total outstanding principal of approximately $29.8 million. At June 30, 2025, total outstanding principal under the related-party line of credit facilities was approximately $19.6 million. Outstanding principal under the facilities is included in line of credit – related party on the consolidated balance sheets. Accrued interest totaled $4.8 million and $1.7 million as of June 30, 2026 and 2025, respectively, and is included in accrued expenses – related party on the consolidated balance sheets. Principal and accrued interest under the facilities are payable on demand, and the facilities provide for increased interest rates upon the occurrence of certain events of default.

The embedded conversion features are accounted for as derivative liabilities under ASC Topic 815 and are remeasured at fair value each reporting period. See Note 8 – Derivative Liabilities for additional information. Debt issuance costs associated with prior amendments, including the fair value of warrants and embedded conversion features, were fully amortized as of June 30, 2025.

The weighted-average contractual interest rate on the Company’s short-term obligations outstanding as of June 30, 2026 and 2025 was approximately 12.40% and 12.38%, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company’s related-party line of credit facilities and convertible promissory notes contain embedded conversion features that are accounted for as derivative liabilities under ASC Topic 815, Derivatives and Hedging. The embedded conversion features were bifurcated from the respective host debt instruments because the economic characteristics and risks of the conversion features were not clearly and closely related to those of the host debt instruments and the features otherwise met the criteria for separate accounting as derivatives. The derivative liabilities are measured at fair value at each reporting date and are included in Derivative liability in current liabilities on the consolidated balance sheets, with changes in fair value recognized as Gain on change in fair value of derivative in the consolidated statements of operations.

As of June 30, 2026, the fair value of the derivative liabilities associated with the Company’s related-party line of credit facilities and convertible promissory notes was approximately $5.6 million and $1 thousand, respectively.

The following table summarizes the changes in the fair value of the Company’s Level 3 derivative liabilities for the year ended June 30, 2026 (in thousands):

Derivative liability at June 30, 2024	$11,273
Gain on change in fair value of derivative	(47)
Derivative liability at June 30, 2025	$11,226
Embedded conversion feature on new convertible note issued during the period	54
Gain on change in fair value of derivative	(5,727)
Derivative liability at June 30, 2026	$5,553

The derivative liabilities are classified within Level 3 of the fair value hierarchy because their valuation incorporates significant unobservable inputs. The fair value of the embedded conversion features is estimated using a Monte Carlo simulation model.

Valuation Assumptions

The following assumptions were used in the Monte Carlo simulation model to estimate the fair value of the embedded conversion features associated with the Company’s convertible notes as of the consolidated balance sheet dates  and as of the September 8, 2025 derivative liability addition date:

	June 30, 2025	September 8, 2025	June 30, 2026
Expected volatility	55.40%	60.40%	79.50%
Risk-free interest rate	3.92%	3.71%	3.79%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (years)	1.17	0.92	0.17

The fair value of the embedded conversion feature associated with the $100 thousand note issued on September 9, 2025 was estimated based on the ratio of total fair value to total principal derived from the September 30, 2025 valuation.

The following assumptions were used in the valuation of the derivative liabilities:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (years)
Related-party line of credit facilities
At June 30, 2025	56.40%	4.07%	0.00%	0.84
At June 30, 2026	72.30%	3.98%	0.00%	1.00
Convertible promissory notes
At June 30, 2025	55.40%	3.92%	0.00%	1.17
At June 30, 2026	79.50%	3.79%	0.00%	0.17

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. Of the authorized preferred stock, 12,000 shares have been designated as Series B Convertible Preferred Stock, par value $1.00 per share.

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock has a par value and stated value of $1.00 per share and has certain preferential rights upon a liquidation, dissolution or winding up of the Company. Holders are entitled to dividends when and if declared by the Board of Directors, subject to the terms of the Series B Certificate of Designation. Dividends on the Series B Convertible Preferred Stock are non-cumulative, and no dividends were declared during the years ended June 30, 2026 or 2025. The Series B Convertible Preferred Stock votes together with the common stock on an as-converted basis, except as otherwise required by law, and the holders of a majority of the Series B Convertible Preferred Stock have certain rights with respect to the election of directors. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into 100 shares of the Company’s common stock, subject to adjustment for certain recapitalization events. Upon the closing of an underwritten public offering of the Company’s common stock resulting in gross proceeds of at least $6.0 million, all outstanding Series B Convertible Preferred Stock will automatically convert into common stock. The Series B Convertible Preferred Stock also contains certain protective provisions requiring the approval of the holders of a majority of the outstanding Series B Convertible Preferred Stock for specified corporate actions.

At June 30, 2026 and 2025, 11,693 shares of Series B Convertible Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

On February 27, 2023, the Company entered into a Stock Redemption and Purchase Agreement with John Linss, the Company’s former Chief Executive Officer and former member of the Board of Directors, and his wholly owned entity, Corespeed, LLC, to purchase 3,313,333 shares of Series C Convertible Preferred Stock. The Company paid $300 thousand at closing and issued a promissory note for the remaining purchase price.

On June 15, 2024, the Board of Directors approved the conversion of all outstanding Series C Convertible Preferred Stock into common stock. A total of 2,799,443 shares of common stock were issued upon conversion of 2,499,998 shares of Series C Convertible Preferred Stock.

The Series C Certificate of Designation was subsequently withdrawn effective August 6, 2024. Accordingly, no shares of Series C Convertible Preferred Stock were designated, issued or outstanding as of June 30, 2026 or 2025.

Common Stock

During the year ended June 30, 2026, the Company did not issue any shares of common stock.

During the year ended June 30, 2025:

●	On November 6, 2024, the Company issued 666,668 shares of common stock to two unrelated investors for gross cash proceeds of $500 thousand in a private placement. In connection with the offering, the Company also issued 171,199 shares of common stock and 50,000 warrants to a placement agent as compensation for services.
●	On April 28, 2025, the Company issued 500,000 shares of common stock to a consultant for services with a grant-date fair value of $275 thousand, which was recognized as consulting expense.
●	On May 14, 2025, the Company issued 125,000 shares of common stock to a consultant for services with a grant-date fair value of $50 thousand, which was recognized as consulting expense.

On September 20, 2024, the Company changed the par value of its common stock from $0.0001 per share to $0.001 per share. The change did not affect the number of shares issued and outstanding. A $65 thousand reclassification was recorded between common stock and additional paid-in capital, with no impact on total stockholders’ deficit.

At June 30, 2026 and 2025, 73,457,857 shares of common stock were issued and outstanding.

NOTE 10 - STOCK OPTIONS AND WARRANTS

On April 10, 2023, the Board of Directors (the “Board”) approved the 2023 Stock Option Plan (the “2023 Plan”).

The 2023 Plan permits eligible participants to receive one or more of the following awards: Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), and bonuses in the form of the Company’s common stock (“Stock Bonuses”). The Board, or a committee appointed by the Board, administers the 2023 Plan and determines the individuals eligible to receive awards under the plan. ISOs may be granted only to employees, while NSOs and Stock Bonuses may be granted to employees, directors, consultants, advisors, and other service providers.

The 2023 Plan originally authorized the issuance of up to 5,960,000 shares of the Company’s authorized but unissued common stock. On October 3, 2025, the Board approved an amendment to increase the number of shares authorized for issuance under the 2023 Plan to 18,250,000 shares. The amendment was subsequently approved and ratified by our stockholders on November 19, 2025 (the 2023 Plan, as amended, the “Amended 2023 Plan”).

Awards granted under the Amended 2023 Plan may be issued for a period of ten years from the date of adoption. ISOs generally expire no later than ten years from the date of grant (or five years for holders owning more than 10% of the Company’s voting stock), and NSOs may have contractual terms of up to ten years.

In April 2023, the Board granted ISOs and NSOs covering 3,250,000 shares of common stock at an exercise price of $0.50 per share.

In April 2025, the Board granted ISOs and NSOs covering 2,090,000 shares of common stock at an exercise price of $0.62 per share.

On January 22, 2026, the Board initially approved the proposed issuance of 4.4 million ISOs and NSOs with an exercise price of $0.35 per share. On February 13, 2026, the Board subsequently approved a revised proposed issuance of 3.7 million ISOs and NSOs with an exercise price of $0.37 per share. Neither the January nor February proposed awards had been granted as of June 30, 2026.

Below is a table summarizing the changes in stock options outstanding for the years ended June 30, 2026 and 2025:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2024	2,075,000	7.65 years	$0.50	$518,750
Options exercisable as of June 30, 2024	1,517,361	7.65 years	$0.50	$379,340

Granted	2,090,000	9.77 years	0.62	-
Exercised	-	-	-	-
Forfeited or expired	792,361	-	0.51	$-
Options outstanding as of June 30, 2025	3,372,639	7.59 years	$0.56	$-
Options exercisable as of June 30, 2025	1,366,042	5.22 years	$0.51	$-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	1,935,556	-	$0.56	$-
Options outstanding as of June 30, 2026	1,437,083	7.33	$0.57	$-
Options exercisable as of June 30, 2026	901,111	6.45	$0.55	$-

The Company measures stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model.

No stock options were granted during the year ended June 30, 2026. The assumptions used in the Black-Scholes valuation model for stock options granted during the year ended June 30, 2025 were as follows:

Year Ended June 30, 2025
Exercise Price:	$0.62
Volatility:	122.28%
Dividend Yield	0.00%
Risk Free Rate:	3.82%
Contractual Term:	10 years
Expected Life:	5 years

As of June 30, 2026, the Company had $268 thousand of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

During the years ended June 30, 2026 and 2025, 1,935,556 and 792,361 stock options, respectively, were forfeited or expired, primarily as a result of employee and contractor terminations.

As of June 30, 2026, all outstanding stock options and RSUs were issued pursuant to the Amended 2023 Plan. As of June 30, 2026, 9,028,453 shares of common stock remained available for future issuance under the Amended 2023 Plan, after giving effect to outstanding stock options and RSUs. See Note 11 – Restricted Stock Units for additional information regarding RSUs granted under the Amended 2023 Plan.

Stock-based compensation expense of $553 thousand and $215 thousand was recognized for the years ended June 30, 2026 and 2025, respectively.

Warrants

During the year ended June 30, 2026, the Company issued warrants to a third-party advisor as compensation for services pursuant to an advisory agreement. Under the agreement, the Company may elect to settle monthly advisory fees through the issuance of warrants in lieu of cash compensation. During the year ended June 30, 2026, the Company issued warrants to purchase an aggregate of 234,617 shares of common stock with exercise prices ranging from $0.30 to $0.40 per share. The warrants are exercisable for terms of five years from their respective grant dates and include customary provisions, including cashless exercise and anti-dilution adjustments.

The Company evaluated the warrants under ASC Topic 718, ASC Topic 480, and ASC Topic 815-40 and concluded that the warrants qualify for equity classification. Accordingly, the warrants are measured at grant-date fair value using the Black-Scholes option pricing model and are not subsequently remeasured. The aggregate grant-date fair value of the warrants issued during the year ended June 30, 2026 was approximately $47 thousand, which was recognized as compensation expense with a corresponding increase to additional paid-in capital.

The assumptions used in the Black-Scholes option pricing model for warrants granted during the year ended June 30, 2026 were as follows:

	March 6, 2026	April 6, 2026	May 6, 2026	June 8, 2026
Warrants issued	51,283	66,667	50,000	66,667
Exercise price	$0.39	$0.30	$0.40	$0.30
Expected volatility	53.7%	53.3%	53.5%	120.9%
Risk-free interest rate	3.72%	3.98%	3.99%	4.29%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.0 years	5.0 years	5.0 years	5.0 years

The Company used the contractual term of five years as the expected term due to the lack of sufficient historical exercise activity and limited trading history of the Company’s common stock.

The following table summarizes warrant activity for the year ended June 30, 2026:

	Warrants	Weighted Average Exercise Price
Outstanding – June 30, 2025	10,050,000	$0.25
Granted	234,617	$0.34
Exercised	—	—
Expired/Cancelled	—	—
Outstanding – June 30, 2026	10,284,617	$0.26

As of June 30, 2026, all outstanding warrants were exercisable and had a weighted-average remaining contractual life of approximately 2.2 years.

NOTE 11 – RESTRICTED STOCK UNITS

On October 3, 2025, the Board of Directors (the “Board”) approved an amendment to the Company’s 2023 Stock Option Plan (the “2023 Plan”) to authorize the issuance of Restricted Stock Units (“RSUs”). The amendment was subsequently approved and ratified by the Company’s stockholders on November 19, 2025 (the 2023 Plan, as amended, the “Amended 2023 Plan”). RSUs represent the right to receive shares of the Company’s common stock upon the satisfaction of specified vesting conditions.

In connection with the amendment, the Board granted 7,284,464 RSUs to Les Ottolenghi, the Company’s Chief Executive Officer, Principal Executive Officer and President, and 500,000 RSUs to John Dermody, Vice President of Operations.

The RSU awards generally vest over a four-year service period, with an initial tranche vesting on the grant date and subsequent tranches vesting quarterly beginning January 1, 2026. The awards also contain accelerated vesting provisions upon the occurrence of specified events, including certain changes in control and qualifying terminations of employment, as defined in the applicable award agreements.

The Company accounts for RSUs in accordance with ASC Topic 718, Compensation—Stock Compensation. Compensation expense is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the requisite service period.

During the year ended June 30, 2026, 1,459,587 RSUs vested. The Company recognized approximately $307 thousand of stock-based compensation expense related to RSUs during the year ended June 30, 2026, which is included in general and administrative expense. As of June 30, 2026, approximately $1.3 million of unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of approximately 3.0 years. As of June 30, 2026, shares of common stock had not been issued in settlement of the vested RSUs.

The following table summarizes RSU activity for the year ended June 30, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2025	—	$—
Granted	7,784,464	$0.21
Vested	(1,459,587)	$0.21
Forfeited	—	—
Unvested at June 30, 2026	6,324,877	$0.21

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various commitments and contingencies arising in the ordinary course of business. Liabilities for loss contingencies are recognized when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Surety Bond

During May 2023, the Company obtained a $500 thousand surety bond, which was renewed annually through May 2025, to satisfy the requirements of the Tennessee Sports Wagering Council. Upon the expiration and non-renewal of the Company’s Tennessee Sports Gaming Operator license on May 24, 2026, the surety bond was not renewed. There were no claims against the bond through June 30, 2026.

Agreement with Sport Betting Services Provider

On November 1, 2024 (and then amended on January 8, 2025), the Company entered into an agreement with a sports betting services provider. Pursuant to the terms of the Agreement, the provider has agreed to provide certain services to the Company to use through their software platform over which gaming and betting transactions with their customers are conducted, including back-office software, player account management software, geo-location software and/or services, e-wallet software and/or services, websites and mobile applications, any underlying operating software, mobile platforms, or other means of remote communication. The Services are to be provided on a non-transferable, non-sub-licensable and non-exclusive basis for a term of five years after the first live launch in respect of the business to consumer sports betting activities that we intend to carry out in certain states, countries or territories. The terms of the agreement provide for aggregate up-front payments of $482 thousand, as well as ongoing business fees based on a percentage of net gaming revenue, subject to contractual minimum guarantees that increase over the term of the agreement. Although the Company discontinued its online sportsbook operations during fiscal 2026, this agreement remained in effect as of June 30, 2026. As of June 30, 2026, approximately $368 thousand of prepaid amounts associated with the agreement remained recorded as an asset and continued to be amortized against amounts due under the agreement.

Wheeling Island Gaming Dispute

On October 24, 2025, Delaware North/Wheeling Island Gaming, Inc. (“Wheeling Island”) terminated its Casino and Sportsbook Online Operations Agreement with the Company and demanded payment of approximately $4.5 million, which Wheeling Island calculated based on the aggregate Minimum Revenue Guarantee that it asserts would have been payable over the remaining term of the agreement. The agreement had not been approved by the West Virginia Lottery Commission because it contained provisions that would have provided the Company with ownership of certain customer data, and a representative of the Commission advised the Company that such provisions were contrary to West Virginia law. The Company disputes Wheeling Island’s position that a termination fee is due. Wheeling Island has prepared, but as of September 28, 2026 had not filed, an arbitration complaint against the Company.

As of June 30, 2026, management concluded that a loss related to this matter was reasonably possible but not probable and that the amount of any potential loss could not be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements with respect to this matter.

Player Account Management Services Agreement

On February 7, 2025, the Company entered into a Player Account Management Services Agreement for a term of four years to enhance its online gaming platform offerings. The terms of the agreement call for a combination of upfront fees as well as monthly platform fees that will vary based upon monthly net gaming revenues. Although the Company ceased its online sportsbook operations during fiscal 2026, this agreement remained in effect as of June 30, 2026. In connection with the cessation of gaming operations, the Company wrote off approximately $420 thousand of prepaid amounts associated with the agreement after determining that they no longer provided future economic benefit.

Software defect

In August 2025, the Company encountered a software defect (the “Defect”) impacting its internal information technology (“IT”) infrastructure and applications. Upon detecting the Defect, the Company promptly took steps to contain and remediate the Defect and initiated an investigation. The Defect has been addressed and corrected.

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

Because recovery of the remaining amounts was contingent upon future judgments, settlements, or other collection outcomes, the Company did not recognize a receivable for the outstanding claims as of June 30, 2026.

Federal Excise Tax Matter

The Company previously identified certain late-filed federal excise tax returns on Form 730 related to its historical sports wagering operations. The Company subsequently filed the applicable returns and made payments for the underlying excise taxes. In August 2026, the Company received correspondence from the Internal Revenue Service asserting an additional balance due of approximately $31 thousand related to certain 2023 tax periods. The Company has engaged a third-party tax advisor and is disputing the asserted balance with the IRS. Based on the information currently available, management concluded that an additional loss is reasonably possible but not probable. Accordingly, no liability has been recorded as of June 30, 2026.

Legal matter contingencies

Except as described above, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC Topic 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available about an event that occurs requiring a change.

NOTE 13 - RELATED PARTY TRANSACTIONS

Promissory Note – Former Officer

On February 19, 2024, the Company amended its promissory note with John Linss, a former officer and former member of the Board of Directors, and his wholly owned entity, Corespeed, LLC. The amendment required a principal payment of $425 thousand on February 27, 2024, with the remaining balance payable in twenty-four equal monthly installments of approximately $60 thousand beginning April 1, 2024. The amended maturity date was the earlier of April 1, 2026, five days following an uplisting of the Company’s common stock, or upon a change in control. The outstanding principal balance was approximately $511 thousand as of June 30, 2025 and was repaid in full during the year ended June 30, 2026. See Note 6.

Excel Family Partners, LLLP

The Company maintains discretionary revolving and non-revolving demand line of credit arrangements with Excel Family Partners, LLLP (“Excel”), an entity controlled by Bruce Cassidy, the Company’s Chairman of the Board and principal shareholder. See Note 7.

The line of credit agreements have been amended on multiple occasions and bear interest at rates ranging from 12% to 15% per annum. Advances under the facilities are made solely at the discretion of Excel. Certain of the facilities contain conversion features permitting Excel to convert outstanding balances into shares of the Company’s common stock, and certain amendments included the issuance of warrants.

On December 28, 2023, approximately $10.4 million of indebtedness under prior line of credit arrangements was converted into 25.9 million shares of the Company’s common stock.

During the year ended June 30, 2026, the Company borrowed approximately $10.2 million under these facilities. As of June 30, 2026, outstanding principal borrowings totalled approximately $29.8 million, with accrued interest of approximately $4.8 million. (See Note 7.) No principal or interest payments were made under the facilities during the year ended June 30, 2026.

Eagle Investment Group, LLC

Eagle Investment Group, LLC (“Eagle Investment”) is an entity controlled by Bruce Cassidy, the Company’s Chairman of the Board and majority shareholder. As of June 30, 2026 and 2025, the Company had a $30 thousand demand promissory note payable to Eagle Investment. See Note 6.

Transactions with Entities Under Common Control

Beginning in October 2025, the Company entered into arrangements with FuzeBox AI, Inc. and Eagle II, LLC d/b/a Loop TV, entities under common control with the Company, to provide administrative, accounting, finance, technology, and operational support services. The arrangements do not provide for fixed service fees or a stated contractual term. Costs are allocated based on actual time incurred, relative benefit received, or other supportable allocation methodologies, and related balances are subject to reimbursement, offset, or other agreed-upon settlement methods.

As of June 30, 2026, related-party receivables associated with these arrangements totalled $210 thousand, consisting of approximately $31 thousand due from FuzeBox AI, Inc. and $179 thousand due from Eagle II, LLC d/b/a Loop TV. The receivable balances are expected to be settled through reimbursement, offset against other shared costs, or other agreed-upon settlement methods. As of June 30, 2026, the Company also had approximately $217 thousand of accrued expenses due to related parties associated with these arrangements, excluding accrued interest related to the Company’s related-party line of credit.

Intellectual Property Transfer

During 2026, the Company transferred certain intellectual property to FuzeBox AI, Inc., an entity under common control. The transferred intellectual property consisted of early-stage and pre-production artificial intelligence platform concepts, methodologies, proof-of-concept and development work, and related documentation, know-how, trade secrets, goodwill, and related rights.

In exchange, FuzeBox AI, Inc. issued a secured promissory note to the Company in the principal amount of $1.38 million, dated June 3, 2026. The note bears interest at 4.00% per annum and matures in a single balloon payment 36 months after issuance. The Company retained a security interest in the transferred intellectual property to secure payment under the note.

Because the transaction occurred between entities under common control, it was accounted for using carryover basis. In connection with the transaction, approximately $644 thousand of existing related-party receivables due from FuzeBox AI, Inc. were settled and included in the consideration represented by the $1.38 million promissory note. The remaining approximately $739 thousand was recognized as an adjustment to additional paid-in capital. Accordingly, no gain was recognized on the transaction.

Amounts due from FuzeBox AI, Inc. under the promissory note were $1.39 million as of June 30, 2026 consisting of principal and interest.

NOTE 14 - INCOME TAXES

Year Ended June 30, 2025

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2025 based on estimates of recoverability.

While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the year ended June 30, 2025.

A reconciliation of the differences between the effective and statutory income tax rates for the year ended June 30, 2025:

(in thousands, except percentages)	June 30, 2025
	Amount	Percent
Federal statutory rates	$(2,242)	21.0%
State income taxes	(58)	0.54%
Valuation allowance against net deferred tax assets	2,300	(21.54)%
Effective rate	$—	0.0%

At June 30, 2025, the significant components of the deferred tax assets are summarized below:

(In thousands)

Deferred income tax asset	June 30, 2025
Net operating loss carryforwards	$7,633
Debt extinguishment/modification	590
Depreciation and amortization	192
Gain or loss on sale	—
Unrealized gains and losses on investments	2,246
Impairments	1,280
Accrued Interest	425
Non-cash compensation	55
Capitalized Sec 174 R&D	296
Amortization of 174 R&D	(65)
Total deferred income tax asset	12,652
Less valuation allowance	(12,652)
Total deferred income tax asset	$—

The valuation allowance increased by $3,618 thousand in June 2025 as a result of the Company generating additional net operating losses.

The Company has recorded as of June 30, 2025, a valuation allowance of $12.7 million as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2025.

As of June 30, 2025, the Company has net operating loss carry-forwards of approximately $32.0 million. The June 30, 2021, 2022, 2023, and 2024 tax years are still subject to audit.

Year Ended June 30, 2026

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against net deferred tax assets when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes for the year ended June 30, 2026 was $0. The Company recorded a full valuation allowance against its net deferred tax assets as of June 30, 2026 based on estimates of recoverability. In evaluating the need for a valuation allowance, management considered all available positive and negative evidence, including the Company’s cumulative losses in recent years, the absence of available net operating loss carrybacks, the uncertainty regarding future taxable income, and the absence of tax planning strategies that would support realization of the deferred tax assets. Accordingly, management concluded that a full valuation allowance was required as of June 30, 2026.

A reconciliation of the differences between the effective and statutory income tax rates for the year ended June 30, 2026 is as follows:

(in thousands, except percentages)

Year Ended June 30, 2026	Amount	Percent
U.S. Federal Statutory Tax Rate	$(1,998)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	—	0.00%
Foreign Tax Effects	—	0.00%
Effect of Changes in Tax Laws or Rates Enacted in Current Period	—	0.00%
Effect of Cross-Border Tax Laws	—	0.00%
Tax Credits	—	0.00%
Changes in Valuation Allowances	2,706	(28.44)%
Nontaxable or Nondeductible Items
Unrealized gain/(loss) on fair value of derivative	(1,203)	12.64%
Accrued interest on convertible debt	651	(6.84)%
Other	37	(0.39)%
Changes in Unrecognized Tax Benefits	—	0.00%
Other Adjustments	(193)	2.02%
Effective Tax Rate	$—	0.00%

The $2.7 million change in the federal valuation allowance included in the rate reconciliation is comprised of the following:

(in thousands)

Valuation Allowance Adjustment	Tax Effect
Removal of prior-year deferred tax assets	$3,205
Current-year deferred-only adjustments (installment sale)	146
Actual decrease in federal valuation allowance	(645)
Change in federal valuation allowance	$2,706

Income taxes paid, net of refunds received, were as follows:

(in thousands)

Jurisdiction	Year Ended June 30, 2026
Federal	$-
State	-
Local	-
Foreign	-
Total income taxes paid	$-

The Company had an immaterial state income tax payable as of June 30, 2026; the amount payable is not included in income taxes paid.

All of the Company’s loss before income taxes for the year ended June 30, 2026 was attributable to domestic operations. The Company had no foreign income or loss before income taxes.

(in thousands)

Year Ended June 30, 2026
Domestic loss before income taxes	$(9,516)
Foreign income (loss) before income taxes	-
Total loss before income taxes	$(9,516)

The provision for income taxes from continuing operations was comprised of the following:

(in thousands)	Year Ended June 30, 2026
Federal	$—
State	—
Foreign	—
Total provision for income taxes	$—

At June 30, 2026, the significant components of the deferred tax assets and liabilities are summarized below:

(in thousands)

June 30, 2026
Deferred income tax asset
Net operating loss carryforwards	$10,175
Accruals and reserves	9
Loss on extinguishment of debt	-
Stock-based compensation	121
Section 174 research and development costs	307
Unrealized gains and losses	-
Goodwill and intangibles	1,462
Other	2
Gross deferred tax assets	12,076
Less valuation allowance	(11,918)
Net deferred tax assets	$158
Installment sale	$(158)
Total deferred tax liabilities	$(158)
Total net deferred tax asset/(liability)	$-

The Company has federal and state net operating losses available to offset against future taxable income of approximately $47.3 million and $5.7 million, respectively. The federal net operating loss carryforward can be carried forward indefinitely but is subject to the 80% taxable income limitation and state net operating loss carryforwards are subject to varying carryforward periods and begin to expire in 2040.

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was enacted, which permits immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024, with an election to capitalize and amortize such expenditures over a period of at least 60 months. Foreign research and experimental expenditures continue to be amortized over 15 years. The Company intends to continue amortizing previously capitalized research and experimental expenditures and to expense domestic research and experimental expenditures incurred in the current year.

The Company evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Based on its review of prior tax returns and tax positions, the Company determined that no reserve for uncertain tax positions was required as of June 30, 2026.

Utilization of the Company’s NOL carryforwards may be subject to a substantial annual limitation due to the “ownership change” provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. In general, an ownership change occurs if there is a cumulative change in the ownership of the Company by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.

If the Company undergoes one or more ownership changes, the Company’s ability to utilize NOL carryforwards and other pre-change tax attributes to offset future taxable income will be subject to an annual limitation. This Section 382 limitation is generally calculated by multiplying the fair market value of the Company’s stock immediately before the ownership change by the applicable long-term tax-exempt rate, subject to certain adjustments (such as recognized built-in gains). The Company has not yet performed an analysis to determine if an ownership change has occurred; as such, the NOL carryforwards may be subject to limitation.

The Company’s federal and state income tax returns for the fiscal years ended June 30, 2020 through 2026 remain subject to examination.

NOTE 15 — CESSATION OF GAMING OPERATIONS

On April 6, 2026, the Company notified the Tennessee Sports Wagering Council of its decision to cease its Tennessee sports wagering operations. Customer wagering operations ceased on April 30, 2026, when the VIP Play gaming application was shut down. The Company’s Tennessee Sports Gaming Operator license expired on May 24, 2026 and was not renewed.

The cessation of the Company’s Tennessee sports wagering operations did not meet the criteria for presentation as discontinued operations under ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Management concluded that the Tennessee sportsbook operations did not constitute a component of the Company because their operations and cash flows could not be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Company. Accordingly, the operating results and costs associated with the Company’s gaming operations are included in continuing operations in the accompanying consolidated financial statements for all periods presented.

In connection with the cessation of gaming operations, the Company evaluated assets associated with the gaming business to determine whether they continued to provide future economic benefit. During the year ended June 30, 2026, the Company recognized impairment expense of approximately $831 thousand related to developed technology associated with the VIP Play gaming application.

The Company also recognized a write-off of approximately $1.2 million related to gaming-related assets that were determined to no longer provide future economic benefit. The write-off consisted of prepaid gaming-related assets. The write-off is included in general and administrative expenses in the accompanying consolidated statements of operations. As part of the wind-down, the Company returned substantially all user funds and settled its remaining player account balances. As of June 30, 2026, the Company had no remaining player balance liability or cash reserved for users.

The asset impairments are further discussed in Note 4 — Intangible Assets. See Note 12 — Commitments and Contingencies for additional information regarding the Company’s West Virginia gaming arrangement.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2026, through the date these financial statements were issued, and as of September 28, 2026, there were no other material subsequent events to disclose in these financial statements with the exception of the events below.

On September 10, 2026, the Company issued an aggregate of 486,529 shares of common stock in settlement of previously vested restricted stock units granted under the Company’s 2023 Equity Incentive Plan, consisting of 455,279 shares issued to Les Ottolenghi, the Company’s Chief Executive Officer, and 31,250 shares issued to John Dermody. The restricted stock units were granted on October 3, 2025.

Subsequent to June 30, 2026, the Company issued warrants to a third-party advisor as compensation for services pursuant to an advisory agreement discussed in Note 10 — Stock Options and Warrants. On July 6, 2026, the Company issued warrants to purchase 61,920 shares of common stock, on August 6, 2026, the Company issued warrants to purchase 58,824 shares of common stock and on September 8, 2026, the Company issued warrants to purchase 58,824 shares of common stock. The warrants are exercisable for terms of five years from their respective grant dates and include customary provisions, including cashless exercise and anti-dilution adjustments.

Subsequent to June 30, 2026 and through September 28, 2026, the Company borrowed an additional $536 thousand under the Revolving Facility with Excel.

Subsequent to June 30, 2026, the maturity date of the $150 thousand 2023 Note was extended to August 31, 2027 pursuant to a written amendment. The Company is currently in negotiations with the holder of the $200 thousand 2023 Note and the $100 thousand 2025 Note regarding extensions of the maturity dates of those notes.

